Form 10-Q
period 2019-03-31
Soltrest Inc.
filed 2019-05-13
CIK 1753931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File No. 333-227526

SOLTREST INC.
(Exact name of registrant as specified in its charter)

Nevada	35-2606208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Tiaojiayuan Street Suite 1402, Chaoyang District, Beijing China	100020
(Address of principal executive offices)	(Zip Code)

702-979-5606
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has fled all reports required to be fled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to f le such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated fler, an accelerated fler, a non-accelerated fler, a smaller reporting company, or an emerging growth company. See the defnitions of “large accelerated f ler,” “accelerated fler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confrmed by a court. Yes ☐ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Common Stock	SOLT	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2019

Common Stock: $0.001	5,000,000

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements (Unaudited)

Soltrest Inc.

Quarter Ended March 31, 2019

Soltrest Inc.
Balance Sheets
As of March 31, 2019 (unaudited) and June 30, 2018

	March 31, 2019	June 30, 2018
	(unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$18,083	$5,000
Total Current Assets	18,083	5,000

Prepaid Expenses	414	4,166

Total Assets	$18,497	$9,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$-	$-
Related Party Loans	14,974	5,974
Total Liabilities	14,974	5,974

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
6,610,000 (5,000,000) shared issued and outstanding, respectively	6,610	5,000
Additional Paid-In-Capital	14,490	-
Accumulated Deficit	(17,577)	(1,808)
Total Stockholders’ Equity	3,523	3,192

Total Liabilities and Stockholders’ Equity	$18,497	$9,166

The accompanying notes are an integral part of these financial statements.

Soltrest Inc.
Statements of Operations
For the Three Months Ended March 31, 2019 and 2018
(unaudited)

	Three Months ended March 31, 2019	Period from March 14, 2018 (inception) ended March 31, 2018

REVENUE	$-	$-

EXPENSES
General and Administrative	2,191	761
Professional	2,479	49
Total Expenses	4,670	810

Income (Loss) from Operations	(4,670)	(810)

Income Tax Expense (Recovery)	-	-

Net Income (Loss) After Tax	$(4,670)	$(810)

Basic and Diluted Net Loss per Common share	$0.00	$0.00

Weighted-Average Number of Common Shared Outstanding	6,610,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Soltrest Inc.
Statements of Operations
For the Nine Months Ended March 31, 2019 and 2018
(unaudited)

	Nine Months ended March 31, 2019	Period from March 14, 2018 (inception) ended March 31, 2018

REVENUE	$1,500	$-

EXPENSES
General and Administrative	4,980	761
Professional	12,288	49
Total Expenses	17,268	810

Income (Loss) from Operations	(15,768)	(810)

Income Tax Expense (Recovery)	-	-

Net Income (Loss) After Tax	$(15,768)	$$810)

Basic and Diluted Net Loss per Common share	$0.00	$0.00

Weighted-Average Number of Common Shared Outstanding	5,098,959	5,000,000

The accompanying notes are an integral part of these financial statements.

Soltrest Inc.
Statements of Cash Flows
For the Nine Months ended March 31, 2019
(unaudited)

March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(15,768)
Accounts Payable	-
Net Cash from Operating Activities	(15,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related Party Note Payable	9,000
Capital Stock and Additional Paid-In-Capital	16,100
Net Cash Provided by Financing Activities	25,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepaid Services	3,751
Net Cash Provided by Investing Activities	3,751

Net Increase (Decrease) in Cash	13,083

Cash, Beginning of Period	5,000

Cash, End of Period	$18,083

Supplemental Disclosure of Cash Flow Information

Cash Paid for:
Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these financial statements.

Soltrest Inc.
Statements of Shareholders Equity
For the Three Months ended March 31, 2019
(unaudited)

	Common Stock
	Number of Shares	Amount	Retained Earnings	Total Stockholders’ Equity

January 1, 2019 Opening Balance	5,000,000-	$5,000	$(12,907)	$(7,907)
Issuance of Common Shares for Cash	1,610,000	16,100	-	16,100
Net Income (Loss) After Tax			(4,670)	(4,670)
Balance, March 31, 2019	6,610,000	$21,100	$(17,577)	$3,523

The accompanying notes are an integral part of these financial statements.

Soltrest Inc.
Statements of Shareholders Equity
For the Nine Months ended March 31, 2019
(unaudited)

	Common Stock
	Number of Shares	Amount	Retained Earnings	Total Stockholders’ Equity

July 1, 2018 Opening Balance	5,000,000-	$5,000	$(1,809)	$3,191
Issuance of Common Shares for Cash	1,610,000	16,100	-	16,100
Net Income (Loss) After Tax			(15,768)	(15,768)
Balance, March 31, 2019	6,610,000	$21,100	$(17,577)	$3,523

The accompanying notes are an integral part of these financial statements.

Note 1 - Organization and Operations

Soltrest Inc.

Soltrest Inc. (the “Company”) was incorporated on March 14, 2018 under the laws of the State of Nevada.  The Company’s principal business is the development of internet and PC security software products.  Physical location of the principal headquarter offices of the Company is 8 Tiaojiayuan Street, Suite 1402, Chaoyang District, Beijing, China 100020. The results for the three months ended March 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended June 30, 2018, filed with the Securities and Exchange Commission.  The accompanying condensed financial statements have been prepared by the Company without audit. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2019 and for the related periods presented.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2019 and for the related periods presented.

Note 2 - Summary of Significant Accounting Policies

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

Following table lists assets and liabilities measured and recognized at fair market value as of:

	Level 1	Level 2	Level 3	Total Realized Loss

Description	$-	$-	$-	$-
Balance at March 31, 2019	$-	$-	$-	$-

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from March 14, 2018 (inception) through March 31, 2019.

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

There were no potentially dilutive common shares outstanding for the period from March 14, 2018 (inception) through March 31, 2019.

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

As reflected in the financial statements, the Company had limited operations with small net cash obtained net of financing and operating activities during the reporting period from March 14, 2018 (inception) through March 31, 2019.  These factors raise doubt about the Company’s ability to continue as a going concern.

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
In February and March 2019, Company has sold an additional 1,610,000 shares of Common Stock, par value of $0.001 per share, for the total aggregate proceeds of $16,100.

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

Total related party loan amount is $14,974 as of March 31, 2019.

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

Current operating period amortization $1,250 (reported as consulting fee expense – part of general and administrative expense grouping).

Note 7 – Income Tax Provision

Deferred Tax Assets

At March 31, 2019, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $17,577 that may be offset against future taxable income through 2039.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $3,691 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The current valuation of tax allowance is n/a as of March 31, 2019.

Components of deferred tax assets are as follows:

For the Reporting Period Ended Mach 31, 2019
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$17,577
Effective tax rate	21%
Expected Income Tax Benefit from NOL Carry-Forward	3,691
Less: Valuation Allowance	(3,691)
Deferred Tax Asset, Net of Valuation Allowance	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Reporting Period Ended March 31, 2019

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

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through April 30, 2019, the date when the financial statements were available to be issued to determine if they must be reported.  For the period from April 1, 2019 to May 6, 2019 the company sold 70,000 common shares to XIA SHUANG on April 2, 2019, 70,000 common shares to TANG LIBO on April 7, 2019 and 70,000 common shares to NONA BEDOEVA on April 16, 2019. The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

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

Our cash balance is $18,083 as of March 31, 2019.  We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time.  We have been utilizing funds loaned to the Company by our President.  She has no commitment, arrangement or legal obligation to advance or loan additional funds to the company.  In order to implement our plan of operations for the next twelve month period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering.  Being a new startup company, we have very limited operating history.  After twelve months period we may need additional financing, for which we currently don’t have any arrangements.  Our principal executive office is located at 8 Tiaojiayuan Street, Suite 1402, Chaoyang District, Beijing, China 100020.

As of March 31, 2019, the total number of issued and outstanding shares was 6,610,000 and the Corporation’s stockholders’ equity was $3,523.

Our independent registered public accountant has issued a going concern opinion for June 30, 2018 Financial Statements.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have generated $1,500 in revenue since inception and no significant additional revenue is anticipated until we complete our initial business development.  There is no assurance we will ever reach that stage.

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

Results of Operations for the Three Months ended March 31, 2019

In the quarter ended March 31, 2019 our total operating expenses of $4,670 were comprised of professional fees of $2,479 and general and administrative expenses of $2,191.  For the nine months ended March 31, 2019 our total operating expenses of $17,268 were comprised of professional fees of $12,228 (primarily audit) and general and administrative expenses of $4,980.

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

Since inception, we have issued 5,000,000 shares of common stock to our President and an additional 1,610,000 shares of common stock to other independent investors.

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

Liquidity and Capital Resources

As of March 31, 2019, the Company had $18,083 cash and $14,974 of current liabilities.  The available capital is sufficient for the Company to remain operational short-term.

Our negative cash flow per month is: $4,670/3=$1,557 (estimated based on the current period expenses).  Based on this estimate and on current cash on hand we can sustain operations for a year ($18,083/$1,557~ = 12 months).

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Beijing, China on May 13, 2019.

SOLTREST INC.

By:	/s/ Li Weiwei
Name: Li Weiwei
Title: President, Secretary and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Li Weiwei
Li Weiwei	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	May 13, 2019