Form 10-K
period 2019-06-30
Soltrest Inc.
filed 2019-10-03
CIK 1753931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

☒ ☐
Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended June 30, 2019

Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number 333-227526

SOLTREST INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4894491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Tiaojiayuan Street Suite 1402, Chaoyang District, Beijing China	100020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-702-979-5606

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common	SOLQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐  Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  ☒ Yes ☐ No

As of December 31, 2018, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to December 31, 2018, was $0.00.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confrmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2019, the registrant had 6,960,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of September 30, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1. Description of Business.

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

SOLTREST INC. has been incorporated on March 14, 2018 in the State of Nevada.  We have never been involved in any reclassification, merger, consolidation, purchase or sale of a significant amount of assets, nor have we ever declared bankruptcy, been in receivership, or been involved in any legal action or proceedings.  Since incorporation, management has developed a detailed business plan to provide customers with unique and innovative solution for their needs.

Products/Services

Description of Product or Services

SOLTREST INC. provides special tools to computer users to reduce the risks of accessing public networks/internet.  There is a range of software applications that we already developed and will continue to develop when additional financing will be available.  These applications are not a substitute for exiting antivirus products on a market but an additional protection layer of security while accessing public networks.  These applications could be used as stand along network defenders or in conjunction with other cybersecurity applications.

Target Market and Clients/potential Clients

Our target market is any individuals and organizations that want to increase cybersecurity of their devices that includes practically all computing devices that run OS and have access to Internet or other public networks.
During Phase 1 (initial stage) our main target clients are any individual users that browse internet on a daily basis i.e. who is susceptible to the high degree of hacker attack risks due to long Internet exposure.
In Phase 2 of our business development, we plan to provide services and product to small size companies.
If we are successful in the small company sector and have a good risk avoidance tracking record we could offer our products to medium sized corporations as part of Phase 3 business development.

Source of revenue

We have identified three main marketing client groups associated with the various streams of revenue:

Source #1 – Individual PC users

In Phase 1 and Phase 2 our main source of revenue are individual PC users.

We are planning to generate up to 85-90% of our total revenue from individual PC users.

Source #2 – Small companies.

Small family owned shops and stores will also be our target clientele.

We would expect appx 10 – 15% of our total revenue to come from small business segment.

Source #3 – Medium size companies

After completing Phase 3 of our development we will introduce our products to medium-size companies and if successful we will shift our sources of revenue as following:

a.	Individual users – 80%
b.	Small businesses – 10%
c.	Medium size companies 10%

The main target customer group will be individual PC users.  Today several billion people use personal computers or other internet enabled devices.  Capturing a small sector of this user population could allow us to sell our products at a very attractive and affordable price.

Marketing Strategy

Our marketing strategy is to use inexpensive and widely available advertising vehicles such as

1.	The company website
2.	YouTube
3.	Social Networks (Facebook, LinkedIn, Twitter etc.)

If we can obtain more financial resources, we can include Google advertising offers.

To increase customer interest in our products we can provide a free product trial for a fixed period of time.

Another option is to provide light version of our application for free and to offer more security and functionality in a full edition version.

The pricing of our products will be inexpensive allowing to penetration of a wider customer base.

We are planning to prepare YouTube demo to explain the benefits and advantages of using our applications and tools.

Competition and Competitive Strategy

The cybersecurity requires a very wide area of expertise so very few large companies can address all the security threats.

Our goal is to fulfill only a certain niche of the market and specialize on limiting customer’s internet exposure by simple and inexpensive applications. We are not marketing our company as Antivirus developers we will simply be providing an extra layer of security that will reduce the risk of external hacker attacks.  Our software could be integrated in more advance firewalls and antivirus products.

Currently, our competitive position within the industry is negligible in light of the fact that we have just recently started our operations.

Out competitive advantages are:

•	Expertise
•	Performance
•	Flexibility
•	Price

Competition and Competitive Strategy

The cybersecurity requires a very wide area of expertise so very few large companies can address all the security threats.

Our goal is to fulfill only a certain niche of the market and specialize on limiting customer’s internet exposure by simple and inexpensive applications. We are not marketing our company as Antivirus developers we will simply be providing an extra layer of security that will reduce the risk of external hacker attacks.  Our software could be integrated in more advance firewalls and antivirus products.

Currently, our competitive position within the industry is negligible in light of the fact that we have just recently started our operations.

Out competitive advantages are:

•	Expertise
•	Performance
•	Flexibility
•	Price

Sources and Availability of Products and Supplies

We do not depend on any suppliers or specific products.

Dependence on One or a Few Major Customers

Our target market is mostly retail customers so we do not have any dependencies on one or a few major customers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry, or any of the products or services that we expect to be providing that would give rise to any patent, trademark or license infringements or violations.  We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Out web domain and IP address as well as company information will be protected by our domain host.

We do not own, either legally or beneficially, any patents or trademarks.

Governmental and Industry Regulations

We will be subject to federal and state laws and regulations that relate directly or indirectly to our operations including federal securities laws.  We will also be subject to common business and tax rules and regulations pertaining to the normal business operations.

Research and Development Activities and Costs

We are capitalizing on prior scientific research and development that was done by our President and Director and have not yet spent any money on R&D.  Once this offering is completed, we will have resource to continue our R&D program.

Compliance with Environmental Laws

Our operations are not subject to any environmental laws.

Facilities

We do not own or rent facilities of any kind.  We conduct our operations from the facilities that our President provides to us free of charge.

Employees

We have only commenced limited operations and currently have no employees other than managing officers.  Our President Ms. Weiwei spends approximately fifteen hours a week on our business to sustain company’s operations.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real estate or other properties.

Item 3. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties.  As of the date of this Year-End Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of June 30, 2019, no shares of our common stock have traded.

Number of Holders

As of June 30, 2019, the 6,960,000 issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended June 30, 2019.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our cash balance was $17,202 as of June 30, 2019.  We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing funds received from our President and Director from the purchase of shares. He has no commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $25,000 (approximately $15,000 of which are legal and registration fees for a public company) of funding from this offering.  Being a development stage company, we have very limited operating history. After twelve months period we may need additional financing, for which we currently don’t have any arrangements.  Our office is located at 8 Tiaojiayuan Street, Suite 1402, Chaoyang District, Beijing, China.  Our telephone number: 702-979-5606, fax: 702-924-0612.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. For the year ended June 30, 2019 we have generated a net loss of ($21,319); no significant revenue is anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to expand our proposed operations, however there is no guarantee that we will stay in business after doing so.  At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

We are an “emerging growth company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to: not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Results of Operations for the year ended June 30, 2019

For fiscal year ended June 30, 2019, we have generated revenue of $1,500 compared with $25 for the year ended June 30, 2018.

For fiscal year ended June 30, 2019, our operating expenses were comprised of professional fees of $16,938 and general and administrative expenses of $5,881 as compared with $49 of professional fees and $1,784 in general and administrative expenses for year ended June 30, 2018.

For the year ended June 30, 2019, cash used in operations was ($16,398) compared with ($5,974) for period from March 14, 2018 (inception) to June 30, 2018.  Difference YoY due to higher audit and legal fees paid in current year.

For the period ended June 30, 2019, cash generated from financing activities was $28,600 compared with $10,974 last year.  Difference YoY due to proceeds from sale of common shares and additional financing received from director.

To date we have sold 6,960,000 shares of common stock.

Activities to Date

A substantial portion of our activities to date focused on becoming a reporting public company to raise more capital to finance our business activities. Our President has also developed Plan of Operations. We have established the company office and provided information session and consulting about our services to one prospective customer.

Plan of Operations

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments

As of the date of this Annual Report, we do not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Liquidity and Capital Resources

As of June 30, 2019, the Company had $17,202 cash and current liabilities of $15,729 as compared with $5,000 of cash and $5,974 of current liabilities as of June 30, 2018. The net operating capital of the Company is not sufficient for the Company to remain operational long-term.

Since inception, Ms. Li Weiwei was awarded 5,000,000 common shares in exchange for her services in preparation Form S-1 that we have estimated as $5,000.00 or $0.001 per share.  Our president and director also provided $14,974 long term loan to the company (non-interest bearing with no fixed term of repayment).

We are attempting to raise funds to proceed with our plan of operation. Our current cash on hand will be used to pay the fees and expenses of this offering. We will have to utilize funds from our sole officer and director. However, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We cannot guarantee that we will be able to sell all the shares required to satisfy our 12 months financial requirement. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of this prospectus. In the long term we may need additional financing. We do not currently have any arrangements for additional financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Going Concern Consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital.  The Company’s cash position may not be sufficient to support its daily operations.  No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. If we sell at least 25% of the shares in the offering we believe that we will have the resources to operate for the next 12 months, including for the costs associated with becoming a publicly reporting company.  The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $15,000.

Limited operating history and need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Soltrest Inc.
June 30, 2019

MICHAEL GILLESPIE & ASSOCIATES, PLLC
CERTIFIED PUBLIC ACCOUNTANTS
10544 ALTON AVE NE
SEATTLE, WA  98125
206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors
Soltrest Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Soltrest Inc. as of June 30, 2019 and 2018 and the related statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the period ended June 30, 2018 and from March 14, 2018 (inception) through June 30, 2018. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018 and the results of its operations and its cash flows for the period ended June 30, 2018 and from March 14, 2018 (inception) through June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2018.

Seattle, Washington
September 29, 2019

Soltrest Inc.
Balance Sheet
As of June 30, 2019 and 2018

	June 30, 2019	June 30, 2018
ASSETS

Current Assets
Cash and Deposit in Transit	$17,202	$5,000
Total Current Assets	17,202	5,000

Prepaid expenses	-	4,166

Total Assets	$17,202	$9,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts Payable	$755	$-
Due to Related Party	14,974	5,974
Income Tax Payable	-	0

Total Liabilities	15,729	5,974

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
6,960,000 shares and 5,000,000 shares issued and outstanding, respectively	6,960	5,000
Additional Paid-In Capital	17,640
Retained Earnings (Deficit)	(23,127)	(1,808)
Total Stockholders’ Equity	(1,473)	3,192

Total Liabilities and Shareholders’ Equity	$17,202	$9,166

The accompanying notes are an integral part of these condensed financial statements.

Soltrest Inc.
Statement of Operations
For the Year Ended June 30, 2019 and for the period from March 14, 2018 (inception) to June 30, 2018

	June 30, 2019	March 14, 2018 (inception)- June 30, 2018

REVENUE	$1,500	$25

EXPENSES
General and Administrative	5,881	1,784
Professional	16,938	49
Total Expenses	22,819	1,833

Loss from Operations	(21,319)	(1,808)

Income Tax Expense (Recovery)	-	-

NET INCOME AFTER TAX	$(21,319)	$(1,808)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	5,568,057	4,909,091

The accompanying notes are an integral part of these condensed financial statements.

Soltrest Inc.
Statement of Cash Flows
For the Year Ended June 30, 2019 and for the period from March 14, 2018 (inception) to June 30, 2018

	June 30, 2019	March 14, 2018 (inception)- June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss After Tax	$(21,319)	$(1,808)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	-	-
Changes in Operating Assets and Liabilities:	-	-
Accounts Payable	755	-
Prepaid Expenses	4,166	(4,166)
Net Cash from Operating Activities	(16,398)	(5,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related Party Loan	9,000	5,974
Proceeds from Sale of Common Shares	19,600	5,000
Net Cash Used in Financing Activities	28,600	10,974

Net Increase (Decrease) in Cash	12,202	5,000

Cash, Beginning of Period	5,000	-

Cash, End of Period	$17,202	$5,000

Supplemental Disclosure of Cash Flow Information

Cash Paid for:
Interest		-
Income Taxes		-

The accompanying notes are an integral part of these condensed financial statements.

Soltrest Inc.
Statement of Stockholders Equity
For the Year Ended June 30, 2019

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Equity

Balance for the period March 14, 2018 (inception) - June 30, 2018	5,000,000	$5,000	$-	$(1,808)	$3,192

Issuance of Common Shares for Cash	1,960,000	1,960	17,640		19,600

Net Income (Loss) After Tax	-	-	-	(21,319)	(21,139)

Balance, June 30, 2019	6,960,000	$6,960	$17,640	$(23,127)	$(1,473)

The accompanying notes are an integral part of these condensed financial statements.

Soltrest Inc.
June 30, 2019
Notes to the Financial Statements

Note 1 - Organization and Operations

Soltrest Inc. (the “Company”) was incorporated on March 14, 2018 under the laws of the State of Nevada.  The Company develops internet and PC security software products.  Company is located at 8 Tiaojiayuan Street, Suite 1402, Chaoyang District, Beijing, China.

Note 2 - Significant and Critical Accounting Policies and Practices

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) and assumption(s) affecting the financial statements was (were):

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

The Company did not have any commitments or contingencies as of June 30, 2019 and 2018.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended June 30, 2019.

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

There were no potentially dilutive common shares outstanding for the year ended June 30, 2019.

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

As reflected in the financial statements, the Company had a net loss from operations of ($21,319); net cash used in operating activities for the year ended June 30, 2019 of ($16,398).  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Although the Company has recognized some nominal amount of revenues since inception, the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Prepaid Expenses

During 2018, Company recorded $5,000 in prepaid expenses in relation to the time spent by the Director on Form S-1 preparation.  We have estimated the time- of S-1 preparation as approximately 1 year.  Current operating period amortization was $4,166 compared with $834 last year (reported as consulting fee expense – part of “general and administrative” expense grouping).  Balance of prepaid expenses S1 prep was fully amortized as of June 30, 2019.

Note 5 – Stockholder's Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

As of June 30, 2019, there were 6,960,000 total shares issued and outstanding for the total stock value of $24,600.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Li Weiwei	President

Alexander Ber	Treasurer

Free Office Space

The Company has been provided office space by its President at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note Payable  - President

Our President and Director provided $14,974 loan to the company.  The loan is unsecured, non-interest bearing and due on demand.  We have not recorded any imputed interest expense for the year ended June 30, 2019 or 2018 as deemed immaterial.

Issued Shares to Related Parties

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

 Note 7 – Income Tax Provision

Deferred Tax Assets

At June 30, 2019, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $23,127thatmay be offset against future taxable income through 2034.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $4,857 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The current valuation of tax allowance is n/a as of June 30, 2019.

Components of deferred tax assets are as follows:

June 30, 2019
Net deferred tax assets – Non-current:
Net operating income (loss) carry forward	$23,127
Expected income tax benefit from NOL carry-forwards	4,857
Less valuation allowance	(4,857)
Deferred tax assets, net of valuation allowance	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the year ended June 30, 2019

Federal statutory income tax rate	21%
Increase (reduction) in income tax provision resulting from:
Net operating loss (“NOL”) carry-forwards	(21)%
Effective income tax rate	0%

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019, based on the framework in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of June 30, 2019. The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by Marcum, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

No report required.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Li Weiwei	37	President, Secretary, Chief Executive Officer and member of the Board of Directors.

Alexander Ber	66	Treasurer

Biographical Information and Background of officer and director

Li Weiwei – President and Director

Ms. Li Weiwei has been our President, Secretary, and a member of the Board of Directors since our inception on March 14, 2018.
Throughout her career, Ms. Li Weiwei has been involved in multiple business activities such as working as independent consultant and sales manager for  "Lanosi Trade" company.

Education and Qualifications:

Beijing University
2003-2005 Business Administration (Master).
1999-2003 International Economy (Bachelor)

Job Experience:

2007-Present - Chinese Company "Lanosi Trade"; Sales. Ms. Li Weiwei schedule currently allows her to spend up to 15 hours per week on the operations of our Company.  She is willing to spend more time with the business as it grows. We anticipate her eventually spending about 30 hours a week on matters related to our company’s operations.

2005-2007 – Independent consultant.  Analysis of Mongolia economy and its future development.

The specific experience, qualifications, attributes, and skills led to the appointment of Ms. Li Weiwei as our President.

Mr. Alexander Ber - Treasurer

Mr. Alexander Ber has been our Treasurer since inception date of March 14, 2018.

Mr. Alexander Ber schedule currently allows him to spend up to 10 hours per week on company’s operations.  He indicates willingness to devote more of his time and resources as our business grows.

Education and Qualifications:

Engineering Diploma, Technological College,

Professional Career Highlights:

2016-Present – freelance Software Consultant;

2002-2016 – Bank of Montreal, Senior Software developer.

During the past ten years, Ms. Li Weiwei and Mr. Alexander Ber have not been the subject of any the following events:

1.	Any bankruptcy petition filed by or against any business of which either were a general partner or executive Officer either at the time of the bankruptcy or within two years prior to that time;
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

3.
An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting either Ms. Li Weiwei or Mr. Alexander Ber involvement in any type of business, securities or banking activities;

4.
Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit committee
We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Significant employees
 We have no employees other than our sole director, Li Weiwei who currently devotes approximately 15 hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Li Weiwei (President)	2018	0	0	0	0	0	0	0	0

Li Weiwei (President)	2019	0	0	0	0	0	0	0	0

Alexander Ber (Treasurer)	2018	0	0	0	0	0	0	0	0

Alexander Ber (Treasurer)	2019	0	0	0	0	0	0	0	0

Change of control

As of June 30, 2019, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2019 and as of the date of the filing of this annual report by:

•	Each of our executive officers;
•	Each director;
•	Each person known to us to own more than 5% of our outstanding common stock; and
•	All of our executive officers and directors and as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Li Weiwei (President and Director)	5,000,000 shares of common stock	72%

	Alexander Ber (Treasurer)	0	0%

The percent of class is based on 6,960,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended June 30, 2019, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accounting Fees and Services.

During fiscal year ended June 30, 2019, we incurred $9,050 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements and tax advisory services.  Audit fees incurred during financial year ended June 30, 2018 were $0.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	SOLTREST INC.

By:	/s/ Li Weiwei
Li Weiwei
President and Chief Executive Officer and Chief Financial Officer

Date:	October 3, 2019