Form 10-Q
period 2019-09-30
Soltrest Inc.
filed 2019-10-23
CIK 1753931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Common Stock	SOLQ	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2019

Common Stock: $0.001	6,960,000

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements (Unaudited)

Soltrest Inc.

Quarter Ended September 30, 2019

Soltrest Inc.
Balance Sheets
As of September 30, 2019 (unaudited) and June 30, 2019 (audited)

	September 30, 2019	June 30, 2019
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$12,043	$17,202
Total Current Assets	12,043	17,202

Prepaid Expenses	-	-

Total Assets	$12,043	$17,202

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$-	$755
Related Party Loans	14,974	14,974
Total Liabilities	14,974	15,729

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
6,960,000 shared issued and outstanding, respectively	6,960	6,960
Additional Paid-In-Capital	17,640	17,640
Accumulated Deficit	(27,531)	(23,127)
Total Stockholders’ Equity	(2,931)	1,473

Total Liabilities and Stockholders’ Equity	$12,043	$17,202

The accompanying notes are an integral part of these financial statements.

Soltrest Inc.
Statements of Operations
For the Three Months Ended September 30, 2019 and 2018
Unaudited

	Three Months ended September 30, 2019	Three Months ended September 30, 2018
REVENUE
	$-	$-
EXPENSES
Professional	4,300	7,094
General and Administrative	104	1,375
Total Expenses	4,404	8,469

Income (Loss) from Operations	(4,404)	(8,469)

Income Tax Expense (Recovery)	-	-

Net Income (Loss) After Tax	$(4,404)	$(8,469)

Basic and Diluted Net Loss per Common share	$0.00	$0.00

Weighted-Average Number of Common Shared Outstanding	6,960,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Soltrest Inc.
Statements of Cash Flows
For the Three Months ended September 30, 2019 and Three Months ended September 30, 2018
(unaudited)

	Three Months ended- September 30, 2019	Three Months ended- September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(4,404)	$(8,469)
Accounts Payable	(755)	462
Net Cash from Operating Activities	(5,159)	(8,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related Party Note Payable	-	4,000
Net Cash from Financing Activities	-	4,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepaid Services	-	1,251
Net Cash from Investing Activities	-	1,251

Net Increase (Decrease) in Cash	(5,159)	(2,756)

Cash, Beginning of Period	17,202	5,000

Cash, End of Period	$12,043	$2,244

Supplemental Disclosure of Cash Flow Information

Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Soltrest Inc.
Statements of Shareholders Equity
For the Three Months ended September 30, 2019
Unaudited

	Common Stock
	Number of shares	Amount	Additional paid in capital	Retained earnings (loss)	Total stockholders’ equity

Opening balance, June 30, 2019	6,960,000	$6,960	$17,640	$(23,127)	$1,473
Issuance of common shares for cash	-	-	-	-	-
Net income (loss) after tax	-			(4,404)	(4,404)
Closing balance, September 30, 2019	6,960,000	$6,960	$17,640	$(27,531)	$(2,931)

The accompanying notes are an integral part of these financial statements.

Note 1 - Organization and Operations

Soltrest Inc.

Soltrest Inc. (the “Company”) was incorporated on March 14, 2018 under the laws of the State of Nevada.  The Company’s principal business is the development of internet and PC security software products.  Physical location of the principal headquarter offices of the Company is 8 Tiaojiayuan Street, Suite 1402, Chaoyang District, Beijing, China 100020. The results for the three months ended September 30, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended June 30, 2018, filed with the Securities and Exchange Commission.  The accompanying condensed financial statements have been prepared by the Company without audit. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2019 and for the related periods presented.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2019 and for the related periods presented.

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

Following table lists assets and liabilities measured and recognized at fair market value as of:

	Level 1	Level 2	Level 3	Total Realized Loss

Description	$-	$-	$-	$-
Balance at September 30, 2019	$-	$-	$-	$-

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from March 14, 2018 (inception) through September 30, 2019.

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

There were no potentially dilutive common shares outstanding for the period from March 14, 2018 (inception) through September 30, 2019.

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

As reflected in the financial statements, the Company had limited operations with net cash used in operating activities during the reporting period from July 1, 2019 through September 30, 2019.  These factors raise doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence full-scale operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations long-term.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4– Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

Common Stock

On March 14, 2018 the Company exchanged 5,000,000 shares of common stock to the President in return of her services to complete Form S-1 submission, valued at $5,000.
Company has sold an additional 1,960,000 shares of Common Stock, par value of $0.001 per share, for the total aggregate proceeds of $19,600.
All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

Note 5– Related Party Transactions

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

Total related party loan amount is $14,974 as of September 30, 2019.

The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

Note 6 – Income Tax Provision

Deferred Tax Assets

At September 30, 2019, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $27,531 that may be offset against future taxable income through 2039.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,782 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The current valuation of tax allowance is n/a as of September 30, 2019.

Components of deferred tax assets are as follows:

For the Reporting Period Ended September 30, 2019
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$27,531
Effective tax rate	21%
Expected Income Tax Benefit from NOL Carry-Forward	5,782
Less: Valuation Allowance	(5,782)
Deferred Tax Asset, Net of Valuation Allowance	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Reporting Period Ended September 30, 2019

Federal statutory income tax rate	21.0%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21.0%)
Effective income tax rate	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the reporting period ended June 30, 2019, which will remain subject to examination by the Internal Revenue Service under the statute of limitations for a period of three (3) years from the date it is filed.

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through October 20, 2019, the date when the financial statements were available to be issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Our cash balance is $12,043 as of September 30, 2019.  We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time.  We have been utilizing funds loaned to the Company by our President.  She has no commitment, arrangement or legal obligation to advance or loan additional funds to the company.  In order to implement our plan of operations for the next twelve months period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering.  Being a new startup company, we have very limited operating history.  After twelve months period we may need additional financing, for which we currently don’t have any arrangements.  Our principal executive office is located at 8 Tiaojiayuan Street, Suite 1402, Chaoyang District, Beijing, China 100020.

As of September 30, 2019, the total number of issued and outstanding shares was 6,690,000 and the Corporation’s stockholders’ equity balance was ($2,931).

Our independent registered public accountant has issued a going concern opinion for June 30, 2019 Financial Statements.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have generated $1,525 in revenue since inception and no significant additional revenue is anticipated until we complete our initial business development.  There is no assurance we will ever reach that stage.

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

Results of Operations for the Three Months ended September 30, 2019

In the quarter ended September 30, 2019 our total operating expenses of $4,404 were comprised of professional fees of $4,300 and general and administrative expenses of $104.  This is in comparison with the total expenses of $8,469 incurred for the three months ended September 30, 2018, comprising of professional fees of $7,094 (primarily audit and legal) and general and administrative expenses of $1,375.
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

Since inception, we have issued 5,000,000 shares of common stock to our President and an additional 1,960,000 shares of common stock to other independent investors.

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

Liquidity and Capital Resources

As of September 30, 2019, the Company had $12,043 cash and $14,974 of current liabilities.  The available capital is insufficient for the Company to remain operational long-term.

Our negative cash flow per month is: $4,404/3=$1,468 (estimated based on the current period expenses).  Based on this estimate and on current cash on hand we can sustain operations until May 2020 ($12,043/$1,468~ = 8 months).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

No report required.

Item 4. Controls and Procedures.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Beijing, China on October 23, 2019.

SOLTREST INC.

By:	/s/ Li Weiwei
Name: Li Weiwei
Title: President, Secretary and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Li Weiwei
Li Weiwei	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	October 23, 2019