Form 10-Q
period 2019-12-31
Soltrest Inc.
filed 2020-01-21
CIK 1753931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-227526

SOLTREST INC.
(Exact name of registrant as specified in its charter)

Nevada	35-2606208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Tiaojiayuan Street Suite 1402, Chaoyang District, Beijing China	100020
(Address of principal executive offices)	(Zip Code)

1-702-979-5606

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	SOLQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 21, 2020
Common Stock: $0.001	6,960,000

2

PART I - FINANCIAL INFORMATION

Item1. Financial Statements (Unaudited)

Soltrest Inc.

Quarter Ended December 31, 2019

Soltrest Inc.

Balance Sheets

As of December 31, 2019 (Unaudited) and June 30, 2019 (Audited)

	December 31, 2019 (unaudited)	June 30, 2019 (audited)

ASSETS
Current Assets
Cash and Cash Equivalents	$4,058	$17,202
Total Current Assets	4,058	17,202
Total Assets	$4,058	$17,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$-	$755
Related Party Loans	19,974	14,974
Total Liabilities	19,974	15,729

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 6,960,000 shared issued and outstanding, respectively	6,960	6,960
Additional Paid-In-Capital	17,640	17,640
Accumulated Deficit	(40,516)	(23,127)
Total Stockholders’ Equity	(15,916)	1,473
Total Liabilities and Stockholders’ Equity	$4,058	$17,202

The accompanying notes are an integral part of these financial statements.

Soltrest Inc.

Statements of Operations

For the Three Months Ended December 31, 2019 and 2018

(Unaudited)

	Three Months ended December 31, 2019	Three Months ended December 31, 2018
REVENUE
	$-	$1,500
EXPENSES
Professional	12,952	2,715
General and Administrative	33	1,414
Total Expenses	12,985	4,129

Income (Loss) from Operations	(12,985)	(2,629)

Income Tax Expense (Recovery)	-	-

Net Income (Loss) After Tax	$(12,985)	$(2,629)

Basic and Diluted Net Loss per Common share	$0.00	$0.00

Weighted-Average Number of Common Shared Outstanding	6,960,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Soltrest Inc.

Statements of Operations

For the Six Months Ended December 31, 2019 and 2018

(Unaudited)

	Six Months ended December 31, 2019	Six Months ended December 31, 2018
REVENUE
	$-	$1,500
EXPENSES
Professional	17,252	9,809
General and Administrative	137	2,789
Total Expenses	17,389	12,598

Income (Loss) from Operations	(17,389)	(11,098)

Income Tax Expense (Recovery)	-	-

Net Income (Loss) After Tax	$(17,389)	$(11,098)

Basic and Diluted Net Loss per Common share	$0.00	$0.00

Weighted-Average Number of Common Shared Outstanding	6,960,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Soltrest Inc.

Statements of Cash Flows

For the Six Months ended December 31, 2019 and December 31, 2018

(Unaudited)

	Six Months ended- December 31, 2019	Six Months ended- December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(17,389)	$(11,098)
Accounts Payable	(755)	-
Net Cash from Operating Activities	(18,144)	(11,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related Party Note Payable	5,000	9,000
Net Cash from Financing Activities	5,000	9,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepaid Services	-	2,501
Net Cash from Investing Activities	-	2,501

Net Increase (Decrease) in Cash	(13,144)	403

Cash, Beginning of Period	17,202	5,000
Cash, End of Period	$4,058	$5,403

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Soltrest Inc.

Statements of Shareholders Equity

For the Six Months ended December 31, 2019 and 2018

(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of shares	Amount	paid in capital	earning (loss)	stockholders’ equity
Opening balance, July 1, 2018	5,000,000	$5,000	-	$(1,809)	$3,190
Issuance of common shares for cash
Net income (loss) after tax				(11,098)	$(11,097)
Closing balance, December 31, 2018	5,000,000	$5,000	-	$(12,907)	$(7,907)

Opening balance, July 1, 2019	6,960,000	$6,960	$17,640	$(23,127)	$1,473
Issuance of common shares for cash	-	-	-	-	-
Net income (loss) after tax	-		-	(17,389)	(17,389)
Closing balance, December 31, 2019	6,960,000	$6,960	$17,640	$(40,516)	$(15,916)

The accompanying notes are an integral part of these financial statements.

Soltrest Inc.

Statements of Shareholders Equity

For the Three Months ended December 31, 2019 and 2018

(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of shares	Amount	paid in capital	earnings (loss)	stockholders’ equity
Opening balance, October 1, 2018	5,000,000	$5,000	-	$(10,278)	$(5,278)
Issuance of common shares for cash
Net income (loss) after tax				$(2,629)	(2,629)
Closing balance, December 31, 2018	5,000,000	$5,000	-	$(12,907)	$(7,907)

Opening balance, October 1, 2019	6,960,000	$6,960	$17,640	$(27,531)	$(2,931)
Issuance of common shares for cash	-	-	-	-	-
Net income (loss) after tax	-		-	(12,985)	(12,985)
Closing balance, December 31, 2019	6,960,000	$6,960	$17,640	$(40,516)	$(15,916)

The accompanying notes are an integral part of these financial statements.

Note 1 – Organization and Operations

Soltrest Inc.

Soltrest Inc. (the “Company”) was incorporated on March 14, 2018 under the laws of the State of Nevada. The Company’s principal business is the development of internet and PC security software products. Physical location of the principal headquarter offices of the Company is 8 Tiaojiayuan Street, Suite 1402, Chaoyang District, Beijing, China 100020. The results for the three months ended December 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended June 30, 2018, filed with the Securities and Exchange Commission. The accompanying condensed financial statements have been prepared by the Company without audit. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2019 and for the related periods presented. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2019 and for the related periods presented.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Following table lists assets and liabilities measured and recognized at fair market value as of:

	Level 1	Level 2	Level 3	Total Realized Loss
Description	$-	$-	$-	$-
Balance at December 31, 2019	$-	$-	$-	$-

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from March 14, 2018 (inception) through December 31, 2019.

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

There were no potentially dilutive common shares outstanding for the period from March 14, 2018 (inception) through December 31, 2019.

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

As reflected in the financial statements, the Company had limited operations with net cash used in operating activities during the reporting period from July 1, 2019 through December 31, 2019. These factors raise doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property, Plant and Equipment

Property, Plant and Equipment not applicable.

Note 5 – Stockholders’ Equity

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

The company’s president also advanced the funds towards operating expenses of $14,000.

Total related party loan amount is $19,974 as of December 31, 2019.

The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

Note 7 – Income Tax Provision

Deferred Tax Assets

At December 31, 2019, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $40,516 that may be offset against future taxable income through 2039. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $8,508 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is n/a as of December 31, 2019.

Components of deferred tax assets are as follows:

For the Reporting Period Ended December 31, 2019

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$40,516
Effective tax rate	21%
Expected Income Tax Benefit from NOL Carry-Forward	8,508
Less: Valuation Allowance	(8,508)
Deferred Tax Asset, Net of Valuation Allowance	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Reporting Period Ended December 31, 2019

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

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through January 17, 2020, the date when the financial statements were available to be issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Our cash balance is $4,058 as of December 31, 2019. We believe our cash balance is not sufficient to fund our limited levels of operations for a prolonged period of time. We have been utilizing funds loaned to the Company by our President. She has no commitment, arrangement or legal obligation to advance or loan additional funds to the company. In order to implement our plan of operations for the next twelve months period, we require a minimum of $25,000 (approximately $15,500 of which are legal and registration fees for a public company) of funding from this offering. Being a new startup company, we have very limited operating history. After twelve months period we may need additional financing, for which we currently don’t have any arrangements. Our principal executive office is located at 8 Tiaojiayuan Street, Suite 1402, Chaoyang District, Beijing, China 100020.

As of December 31, 2019, the total number of issued and outstanding shares was 6,690,000 and the Corporation’s stockholders’ equity balance was ($15,916).

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

Results of Operations for the Three Months ended December 31, 2019

In the quarter ended December 31, 2019 our total operating expenses of $12,985 were comprised of professional fees of $12,952 and general and administrative expenses of $33. This is in comparison with the total expenses of $4,129 incurred for the three months ended December 30, 2018, comprising of professional fees of $2,715 and general and administrative expenses of $1,414.

During the six months period ended December 31, 2019 our total operating expenses of $17,398 were comprised of professional fees of $17,252 (primarily audit and DTC filing) and general and administrative expenses of $137. This is in comparison with the total expenses of $12,598 incurred for the six months ended December 30, 2018, comprising of professional fees of $9,809 (audit and legal) and general and administrative expenses of $2,789 (S1 prep service fees).

We currently anticipate that our legal and accounting fees will increase over the next 12 months as a result of becoming a reporting company with the SEC, and will be approximately $15,500. We have prepared an internal business plan. We have not started our proposed business operations and do not expect to do so until approximately 180 days after we have completed this offering.

Activities to Date

A substantial portion of our activities to-date has been focused on developing a sound business plan. We have also established the company’s office.

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

Liquidity and Capital Resources

As of December 31, 2019, the Company had $4,058 cash and $19,974 of current liabilities. The available capital is insufficient for the Company to remain operational long-term.

Our negative cash flow per month is: ($12,985-$9,000 one-time DTC fee)/3=$1,328 (estimated based on the current period expenses). Based on this estimate and on current cash on hand we can sustain operations until April 2020 ($4,058/$1,328~ = 3 months).

Since inception, we have issued 5,000,000 shares of common stocks to our President and Director, at a price of $0.001 per share, for aggregate value of $5,000. Our Directors provided $19,974 in operating loan to the company.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Beijing, China on January 21, 2020.

SOLTREST INC.

By:	/s/ Li Weiwei
Name:	Li Weiwei
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Li Weiwei
Li Weiwei	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	January 21, 2020

