Form 10-Q
period 2020-03-31
Soltrest Inc.
filed 2020-05-01
CIK 1753931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 333-227526

SOLTREST INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2606208
(State or other jurisdiction of incorporation or Organization	(IRS Employment Identification No.)

Floor 6, Building 6
LuGang WebMall Town, Chou Jiang, YiWu
Jinhau City, Zhejiang Province China	322000
(Address of principal executive offices)	(Zip Code)

1-702-979-5606

(Registrant’s telephone number, including area code)

8 Tiaojiayuan Street, Suite 1402, Chaoyang District, Beijing, China 100020

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	SOLQ	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of April 28, 2020
Common Stock: $0.001	6,690,000

2

PART I - FINANCIAL INFORMATION

Item1. Financial Statements (Unaudited)

Soltrest Inc.

Quarter Ended March 31, 2020

SOLTREST INC.

CONDENSED BALANCE SHEETS

	March 31, 2020	June 30, 2019
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,118	$17,202
Prepaid expense	918	-

Total Assets	$2,036	$17,202

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$16,814	$755
Related party loans	19,974	14,974
Other payable	9,467	-
Total Liabilities	46,255	15,729

Stockholders’ Equity (deficit)
Common Stock, $0.001 par value, 1,000,000,000 shares authorized; 6,960,000 and 6,960,000 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	6,960	6,960
Preferred Stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	0	0
Additional paid-in capital	17,640	17,640
Accumulated deficit	(68,819)	(23,127)
Total stockholders’ equity (deficit)	(44,219)	1,473
Total Liabilities and Stockholders’ Equity (Deficit)	$2,036	$17,202

The accompanying notes are an integral part of these unaudited financial statements.

SOLTREST INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$1,500

Expenses
Professional	27,445	2,479	44,697	12,288
General and administrative	858	2,191	995	4,980
Total expenses	28,303	4,670	45,692	17,268

Income (loss) from operations	(28,303)	(4,670)	(45,692)	(15,768)

Income Tax Expense	-	-	-	-

Net income (loss) after tax	$(28,303)	$(4,670)	$(45,692)	$(15,768)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted-average number of common shared outstanding	6,960,000	6,610,000	6,960,000	5,098,959

The accompanying notes are an integral part of these unaudited financial statements.

SOLTREST INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

January 1, 2020 Opening Balance	6,960,000	$6,960	$17,640	$(40,516)	$(15,916)

Net income(loss) after tax	-	-	-	(28,303)	(28,303)

Balance March 31, 2020	6,960,000	$6,960	$17,640	$(68,819)	$(44,219)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

January 1, 2019 Opening Balance	5,000,000	$5,000	$-	$(12,907)	$(7,907)

Issuance of common shares for cash	1,610,000	1,610	14,490	-	16,100
Net income(loss) after tax	-	-	-	(4,670)	(4,670)

Balance March 31, 2019	6,610,000	$6,610	$14,490	$(17,577)	$3,523

The accompanying notes are an integral part of these unaudited financial statements.

SOLTREST INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2020 and 2019

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

July 1, 2019 Opening Balance	6,960,000	$6,960	$17,640	$(23,127)	$1,473

Net income(loss) after tax	-	-	-	(45,692)	(45,692)

Balance March 31, 2020	6,960,000	$6,960	$17,640	$(68,819)	$(44,219)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

July 1, 2018 Opening Balance	5,000,000	$5,000	$-	$(1,809)	$3,191

Issuance of common shares for cash	1,610,000	1,610	14,490	-	16,100
Net income(loss) after tax	-	-	-	(15,768)	(15,768)

Balance March 31, 2019	6,610,000	$6,610	$14,490	$(17,577)	$3,523

The accompanying notes are an integral part of these unaudited financial statements.

SOLTREST INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(45,692)	$(15,768)
Changes in Operating Assets and Liabilities:
Accounts payable	16,059	-
Other payable	9,467	-
Net cash used in operating activities	(20,166)	(15,768)

CASH FLOWS FROM INVESTING ACTIVITIES
Prepaid Services	(918)	3,751
Net cash provided by(uesd in) investing activities	(918)	3,751

CASH FLOWS FROM FINANCING ACTIVITIES
Related party note payable	5,000	9,000
Capital stock and additional paid-in-capital	-	16,100
Net cash provided by financing activities	5,000	25,100

Net increase in cash	(16,084)	13,083

Cash, beginning of period	17,202	5,000

Cash, end of period	$1,118	$18,083

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SOLTREST INC.

Notes to Condensed Unaudited Financial Statements

Note 1 – Organization and Operations

Soltrest Inc.

Soltrest Inc. (the “Company”) was incorporated on March 14, 2018 under the laws of the State of Nevada. The Company’s principal business is the development of internet and PC security software products. Physical location of the principal headquarter offices of the Company is Floor 6, Building 6, LuGang WebMall Town, Chou Jiang, YiWu, Jinhau City, Zhejiang Province, China.

On March 5, 2020, Pursuant to an Agreement for the Purchase of Common Stock dated as of February 27, 2020, HangJin Chen purchased 5,000,000 shares of Company Common Stock from Li WeiWei (acting for himself and as representative for certain other shareholders) and fifteen (15) other purchasers represented by Hangjin Chen purchased an additional 1,958,000 shares from other shareholders of the Company. The aggregate shares purchased in this transaction represented approximately 99.97% of the issued and outstanding shares of the Company.

The Company has filed a Schedule 14C Information Statement in order to increase the number of authorized shares of Company Common Stock from 75,000,000 to 1,000,000,000 and authorize the issuance of 20,000,000 shares of Preferred Stock par value $0.0001 (“Preferred Stock”). Thereafter, on March 17, 2020, pursuant to the By-Laws of the Company and applicable Nevada law, shareholders holding seventy-one and 84/100 percent (71.84%) of the votes entitled to be cast on the aforementioned matters adopted a resolution to authorize the Board of Directors, in its sole discretion, to amend the Company’s Articles of Incorporation to (a) change the name of the Company to Shengda Network Technology Inc. and (b) increase the number of authorized Company Common Stock $0.0001 par value from 75,000,000 to 1,000,000,000 and authorize the issuance of 20,000,000 shares of Preferred Stock par value $0.0001. While the Company filed a Certificate of Amendment with the Nevada Secretary of State with respect to these changes on March 30, 2020, implementation of this action is currently under review by FINRA and this action will be implemented upon receipt of clearance of the action and issuance of a new trading symbol by FINRA.

The results for the nine months ended March 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on October 3, 2019, for the year ended June 30, 2019, with the Securities and Exchange Commission. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2020 and for the related periods presented.

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

Following table lists assets and liabilities measured and recognized at fair market value as of:

	Level 1	Level 2	Level 3	Total Realized Loss
Description	$-	$-	$-	$-
Balance at March 31, 2020	$-	$-	$-	$-

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from March 14, 2018 (inception) through March 31, 2020.

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

There were no potentially dilutive common shares outstanding for the period from March 14, 2018 (inception) through March 31, 2020.

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

As reflected in the financial statements, the Company had limited operations with net cash used in operating activities during the reporting period from July 1, 2019 through March 31, 2020. These factors raise doubt about the Company’s ability to continue as a going concern.

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

Note 5 - Accounts payable

As of March 31, 2020 and June 30, 2019, accounts payable amounted to $16,814 and $755, respectively. Accounts payable mainly are accrued professional fees.

Note 6 – Prepaid expense

Prepaid expense amounted to $918 and $0 as of March 31, 2020 and June 30, 2019, respectively. Prepaid expenses in 2020 are mainly prepaid service fees.

Note 7 – Other payable

Other payable amounted to $9,467 and $0 as of March 31, 2020 and June 30, 2019, respectively. Other payable are mainly professional fee and operating expense paid by unrelated third parties for the company.

Note 8 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

On March 30, 2020, the Company filed a Certificate of Amendment with the State of Nevada, increasing the number of authorized Stock to 1,020,000,000, par value $0.0001; comprising of 1,000,000,000 Common Stock and 20,000,000 Preferred Stock.

Common Stock

On March 14, 2018 the Company exchanged 5,000,000 shares of common stock to the President in return of her services to complete Form S-1 submission, valued at $5,000.

Pursuant to a Form S-1 Registration Statement, the Company sold an additional 1,960,000 shares of Common Stock, par value of $0.001 per share, for the total aggregate proceeds of $19,600.

All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

On March 5, 2020, pursuant to an Agreement for the Purchase of Common Stock (Agreement), dated February 27, 2020, HangJin Chen (representing himself and several other purchasers) purchased 6,958,000 shares of the Company Common Stock from the previous sole officer and director, Li WeiWei, as well as from other shareholders. The purchase of the stock resulted in a change of control of the Company with the aggregate shares purchased in this transaction represented approximately 99.97% of the then issued and outstanding shares of the Company.

Preferred Stock

No Preferred Stock has been designated or issued and no Statement of Designation has been filed with the Nevada Secretary of State as to any rights, designations or preferences applicable to the authorized shares of Preferred Stock.

Note 9 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
HangJin Chen	President/CEO/CFO/Secretary/Director
Li Weiwei	President/ CEO/CFO/Secretary/Director (Former)
Alexander Ber	Treasurer

Related party loan

Since inception the company’s treasurer paid $974 for operating expenses on behalf of the Company.

Company recorded a $5,000 as compensation for consulting services rendered by Li WeiWei relating to preparation of Form S-1.

Li WeiWei also advanced the funds towards operating expenses of $14,000.

Total related party loan amount is $19,974 as of March 31, 2020.

The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

Note 10 – Income Tax Provision

Deferred Tax Assets

At March 31, 2020, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $68,819 that may be offset against future taxable income through 2039. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $14,452 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is n/a as of March 31, 2020.

Components of deferred tax assets are as follows:

For the Reporting Period Ended March 31, 2020

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$68,819
Effective tax rate	21%
Expected Income Tax Benefit from NOL Carry-Forward	14,452
Less: Valuation Allowance	(14,452)
Deferred Tax Asset, Net of Valuation Allowance	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Reporting Period Ended March 31, 2020

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

Note 11 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2019 to the date these financial statements were issued.

The Company has filed a Schedule 14C Information Statement in order to increase the number of authorized shares of Company Common Stock from 75,000,000 to 1,000,000,000 and authorize the issuance of 20,000,000 shares of Preferred Stock par value $0.0001 (“Preferred Stock”). As of March 31, 2020, no Preferred Stock has been designated. Thereafter, on March 17, 2020, pursuant to the By-Laws of the Company and applicable Nevada law, shareholders holding seventy-one and 84/100 percent (71.84%) of the votes entitled to be cast on the aforementioned matters adopted a resolution to authorize the Board of Directors, in its sole discretion, to amend the Company’s Articles of Incorporation to (a) change the name of the Company to Shengda Network Technology Inc. and (b) increase the number of authorized Company Common Stock $0.0001 par value from 75,000,000 to 1,000,000,000 and authorize the issuance of 20,000,000 shares of Preferred Stock par value $0.0001. While the Company filed a Certificate of Amendment with the Nevada Secretary of State with respect to these changes on March 30, 2020, implementation of this action is currently under review by FINRA and this action will be implemented upon receipt of clearance of the action and issuance of a new trading symbol by FINRA.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, various countries have declared states of emergency and have taken steps to restrict travel. While our operations are principally located outside the United States, we utilize various consultants located in the United States, we participate in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

Other than the above stated Subsequent Event, the Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the consolidated financial statements were issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview of the Business

The Company was incorporated on March 14, 2018 under the laws of the State of Nevada. The Company’s principal business is the development of internet and PC security software products.

Results of Operations

Three Months Ended March 31, 2020 Compared to March 31, 2019

The following table summarizes the results of our operations during the three months ended March 31, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	3/31/20	3/31/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$-	$-	$-	n/a
Operating expenses	28,303	4,670	23,633	506%
Net loss	(28,303)	(4,670)	23,633	506)%
Loss per share of common stock	(0.00)	(0.00)	-	n/a

We recorded a net loss of 28,303 for the three months ended March 31, 2020 as compared with a net loss of $4,670 for the three months ended March 31, 2019 due primarily to an increase in general and administrative expense.

Nine Months Ended March 31, 2020 Compared to March 31, 2019

The following table summarizes the results of our operations during the nine months ended March 31, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current nine-month period to the prior nine-month period:

Line Item	3/31/20	3/31/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$-	$1,500	$(1,500)	Inf.
Operating expenses	45,692	17,268	28,424	164.6%
Net loss	(45,692)	(15,768)	29,924	173.3%
Loss per share of common stock	(0.00)	(0.01)	0.01	inf.

We recorded a net loss of $45,92 for the nine months ended March 31, 2020 as compared with a net loss of $15,768 for the nine months ended March 31, 2019 due primarily to an increase in general and administrative expense. The increase in expense resulted primarily from professional fees.

Liquidity and Capital Resources

As of March 31, 2020, we had total assets of $2,036, a negative working capital deficit of $44,219 and an accumulated deficit of $68,819. Our operating activities used $20,166 in cash for the nine months ended March 31, 2020, while our operations used $15,768 cash in the nine months ended March 31, 2019. We had no revenues in the nine months ended March 31, 2020, while we had $1,500 in revenues in the nine months ended March 31, 2019.

Management believes that the Company’s cash on hand will not be sufficient to fund all Company obligations and commitments for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

At March 31, 2020, the Company had loans and advances from a related party shareholder in the aggregate amount of $19,974, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes and (4) lack of timely communications with vendors and proper accrual of expenses.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Beijing, China on May 01, 2020.

SOLTREST INC.

By:	/s/ HangJin Chin
Name:	HangJin Chin
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ HangJin Chin
HangJin Chin
	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	May 01, 2020

