Form 10-K
period 2020-06-30
Shengda Network Technology, Inc.
filed 2020-11-13
CIK 1753931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2020

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from __________ to _______________

Commission File Number: 333-227526

SHENGDA NETWORK TECHNOLOGY, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	35-2606208
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

Floor 6, Building 6 LuGang WebMall Town, ChouJiang, YiWu Jinhua City, Zhenjiang Province China	322000
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:

1-702-979-5606

Soltrest, Inc.

Former name or address if changed since last report

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
Common Stock	SDWL	n/a

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2019)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant’s $.0001 par value common stock as of the close of business on the latest practicable date (November 13, 2020): 6,960,000

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Shengda Network Technology, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1. BUSINESS.

Background

Corporate History and General Information

General

Shengda Network Technology, Inc. (formerly known as Soltrest, Inc.) (the “Company”) was incorporated on March 14, 2018 in the State of Nevada. We have never been involved in any reclassification, merger, consolidation, purchase or sale of a significant amount of assets, nor have we ever declared bankruptcy, been in receivership, or been involved in any legal action or proceedings. Since incorporation, management has developed a detailed business plan to provide customers with unique and innovative solution for their needs.

On April 20, 2020, the Company purchased 100% of the shares of HK Peaker International Trade Group Limited (Hong Kong) (“Peaker”) for a total purchase price of US$1,330. Peaker presently owns 100% of Zhejiang Jingmai Electronic Commerce Ltd., which is located in Zhejiang province, China. Thereafter, on May 15, 2020, Peaker incorporated in China a 100%-owned subsidiary, Zhejiang Jingmai Electronic Commerce Ltd. (China) which is intended to serve as an operating company in China for various of the Company’s activities in China.

Products/Services

Description of Product or Services

The Company provides portals (similar to Amazon, Inc.) for the sale of products offered by reliable manufacturers and merchants at competitive prices. Products run the gamut from electronics to daily consumable products, food and clothing.

Target Market and Clients/potential Clients

Our current target market is China. The products supplied through our channels are high-quality and and readily available products offered by a significant number of registered companies to members on our sales portals. At this date, we have over four million registered members. We also do online market promotion through our online shopping malls and membership networks, word of mouth and social media such as WeChat. We also intend to offer products through offline stores and customer service centers. It is our goal to build the strongest Internet shopping channel in China.

During the initial phase of our development, our main target clients are individual users that browse internet on a daily basis. In Phase 2 of our business development, we plan to provide services and product to small size companies. Finally, if we see success with smaller companies, we would then intend to offer our products to medium sized corporations.

An important part of our strategy is to address cybersecurity issues suffered by our target customers.

Source of revenue

We have identified three main marketing client groups associated with the various streams of revenue:

Source #1 – Individual PC or other internet enabled device users with WebMall Sales and Service; Today several billion people use personal computers or other internet enabled devices. Capturing a small sector of this user population could allow us to sell our products and services at a very attractive and affordable prices.

Source #2 – Small companies.

Source #3 – Medium sized companies

Competition and Competitive Strategy

Our goal is to fulfill a specific niche in the market and specialize on limiting customer’s internet cybersecurity exposure by simple and inexpensive applications with strong protections against hackers.

Competitive Advantages

We believe that our business model provides certain competitive advantages:

(1) Offering free membership to consumers who utilize our services, including preferential shipping.

(2) Offering a sharing of the economic benefits by offering discounts and rebates to regular customers.

(3) Providing superior customer services through all sales portals and physical locations.

Growth

In the near term, we will provide services to a variety of locales in China. Zhejiang is the center of China and we have estimated that 80% of our members are in Hubei, Jiangxi, Shanxi, Hebei, Anhui, Fujian and other provinces.

Once we have a core of business in China, we plan to expand to Southeast Asia, Europe and Latin America in over the next five to six years.

Uncertainties facing the Company

The Company has had only limited revenues as of the date of this Report.

As an early-stage company, the Company expects to experience losses in the near term. The Company needs to generate revenue or locate additional financing in order to continue its developmental plans. There is no guarantee that the Company will be able to identify sufficient numbers of customers to generate enough revenues to continue operations or proceed with developing its business in accordance with its business plan.

One of the biggest challenges facing the Company will be in securing adequate capital to fund to keep operation, including securing adequate capital to pay for operations and hiring service providers. Secondarily, a major challenge will be implementing effective sales and marketing strategies to reach the intended end customers. The Company has considered and devised its initial sales, marketing and advertising strategy; however, the Company will need to skillfully implement this strategy in order to achieve success in its business.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19). On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States are still experiencing high rates of infection and several countries around the world, including the United States and China, have taken steps to restrict travel. The existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the markets in which we operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

Competition

Currently, our competitive position within the industry is negligible in light of the fact that we have just recently started our operations. There are currently in the market larger and better-financed companies providing similar services.

The online sales industry is highly competitive. We compete with other numerous other firms, including larger regional, national and international firms that may have financial, operational, technical and marketing resources that exceed our own. Principal among these competitors is Amazon, Inc. Competitive factors include the level of technical expertise and experience, industry reputation, quality of work, price, geographic presence, dependability, availability of skilled personnel and financial stability. Our management believes that we can compete favorably with our competitors on the basis of these factors. There can be no assurance that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position.

Employees

At June 30,2020 the Company has 4 employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

We have operating lease for the rental of office space. Rental expense for the operating lease for the twelve months ended June 30, 2020, and 2019 was $895 and $0, respectively. As of June 30, 2020, the Company has $4,129 prepaid rent up until December 10, 2020.

ITEM 3. LEGAL PROCEEDINGS

As of June 30, 2020, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

There is currently only a limited public market for the Company’s securities. At such time as it qualifies, the Company may choose to apply for quotation of its securities on one of the OTC markets. At this time there is very little liquidity for the Company’s common shares.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Due from Related Party

As of June 30, 2020 and 2019, we had loans of $19,974 and $14,974, respectively, related to loans from our former President and Director, Weiwei Li. The loan is unsecured, non-interest bearing and due on demand. We have not recorded any imputed interest expense for the year ended June 30, 2020 and 2019 as deemed immaterial.

Status of Outstanding Common Stock

As of June 30, 2020, we had a total of 6,960,000 shares of our common stock outstanding. 5,000,000 of these shares are currently held by HangJin Chen, who is the majority shareholder and an officer and director of the Company. During the period from April through June 30, 2020, the Company received approximately $4.275 million on account of shares which have not been issued as of this date. These funds have been recorded as advances and deposits received for which no shares have been issued. The Company believes that such shares will be issued in the 4th quarter.

Holders

We have issued an aggregate of 6,960,000 shares of our common stock to sixteen record holders.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended:

	6/30/20	6/30/19
Revenues	$253,803	$1,500
Net Loss	$(57,003)	$(21,319)
Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.00)
Weighted Average No. Shares, Basic and Diluted	6,960,000	5,568,057
Stockholders’ Equity	$(96,376)	$1,473
Total Assets	$4,275,455	$17,202
Total Liabilities	$4,371,832	$15,729

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

General

The Company (formerly known as Soltrest Inc.) was incorporated on March 14, 2018 in the State of Nevada. We have never been involved in any reclassification, merger, consolidation, purchase or sale of a significant amount of assets, nor have we ever declared bankruptcy, been in receivership, or been involved in any legal action or proceedings. Since incorporation, management has developed a detailed business plan to provide customers with unique and innovative solution for their needs.

Products/Services

Description of Product or Services

The Company provides portals (similar to Amazon, Inc.) for the sale of products offered by reliable manufacturers and merchants at competitive prices. Products run the gamut from electronics to daily consumable products, food and clothing.

Target Market and Clients/potential Clients

Our current target market is China. The products supplied through our channels are high-quality and and readily available products offered by a significant number of registered companies to members on our sales portals. At this date, we have over four million registered members. We also do online market promotion through our online shopping malls and membership networks, word of mouth and social media such as WeChat. We also intend to offer products through offline stores and customer service centers. It is our goal to build the strongest Internet shopping channel in China.

During the initial phase of our development, our main target clients are individual users that browse internet on a daily basis. In Phase 2 of our business development, we plan to provide services and product to small size companies. Finally, if we see success with smaller companies, we would then intend to offer our products to medium sized corporations.

An important part of our strategy is to address cybersecurity issues suffered by our target customers.

Source of revenue

We have identified three main marketing client groups associated with the various streams of revenue:

Source #1 – Individual PC or other internet enabled device users with WebMall Sales and Service; Today several billion people use personal computers or other internet enabled devices. Capturing a small sector of this user population could allow us to sell our products and services at a very attractive and affordable prices.

Source #2 – Small companies.

Source #3 – Medium sized companies

Competition and Competitive Strategy

Our goal is to fulfill a specific niche in the market and specialize on limiting customer’s internet cybersecurity exposure by simple and inexpensive applications with strong protections against hackers.

Competitive Advantages

We believe that our business model provides certain competitive advantages:

(1) Offering free membership to consumers who utilize our services, including preferential shipping.

(2) Offering a sharing of the economic benefits by offering discounts and rebates to regular customers.

(3) Providing superior customer services through all sales portals and physical locations.

Growth

In the near term, we will provide services to a variety of locales in China. Zhejiang is the center of China and we have estimated that 80% of our members are in Hubei, Jiangxi, Shanxi, Hebei, Anhui, Fujian and other provinces.

Once we have a core of business in China, we plan to expand to Southeast Asia, Europe and Latin America in over the next five to six years.

Uncertainties facing the Company

The Company has had only limited revenues as of the date of this Report.

As an early-stage company, the Company expects to experience losses in the near term. The Company needs to generate revenue or locate additional financing in order to continue its developmental plans. There is no guarantee that the Company will be able to identify sufficient numbers of customers to generate enough revenues to continue operations or proceed with developing its business in accordance with its business plan.

One of the biggest challenges facing the Company will be in securing adequate capital to fund to keep operation, including securing adequate capital to pay for operations and hiring service providers. Secondarily, a major challenge will be implementing effective sales and marketing strategies to reach the intended end customers. The Company has considered and devised its initial sales, marketing and advertising strategy; however, the Company will need to skillfully implement this strategy in order to achieve success in its business.

Results of Operations

Year Ended June 30, 2020 Compared to June 30, 2019

The following table summarizes the results of our operations during the fiscal years ended June 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or decrease from the current 12-month period to the prior 12-month period:

Line Item	6/30/2020	6/30/2019	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$253,803	$1,500	$252,303	16,820%
Operating expenses	97,319	22,819	74,499	326%
Other income	131	-	131	100%
Net loss	(57,003)	(21,319)	35,684	167%
Loss per share of common stock	(0.01)	(0.00)	(0.01)	100%

During the year ended June 30, 2020, we had revenues of $253,803, compared to sales of $1,500 for the year ended June 30, 2019, an increase of $252,303. The increase was mainly attributable to increased business.

Operating expenses totaled $97,319 for the year ended June 30, 2020, compared to $22,819 for the year ended June 30, 2020, an increase of $74,499. The increase was mainly attributable to increased business.

We recorded a net loss of $57,003 for the fiscal year ended June 30, 2020 as compared with a net loss of $21,319 for the fiscal year ended June 30, 2020 due primarily to an increase in operating expense.

Liquidity and Capital Resources

As of June 30, 2020, we had total assets of $4,275,455, negative working capital of $96,376 and accumulated stockholders’ deficit of $80,130. Our operating activities provided $14,155 in cash for the fiscal year ended June 30, 2020, while our operations used $16,398 cash in the fiscal year ended June 30, 2019. Our revenues were $253,803 in the fiscal year ended June 30, 2020 compared to revenues of $1,500 in the fiscal year ended June 30, 2020. In the fiscal year ended June 30, 2020, we also recognized other income of $131 compared to $0 other income in the fiscal year ended June 30, 2019.

Management believes that the Company’s cash on hand will be sufficient to fund all Company obligations and commitments for the next twelve months. Historically, we have depended on equity and debt capital raises to provide us with working capital as required. There is no guarantee that such funding will be available in the future and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

At June 30, 2020, the Company had loans in the amount of $19,974 from a former related party. These advances are payable on demand.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended June 30, 2020 and 2019 and the reports thereon of SS Accounting and Auditing, Inc. and Michael Gillespie & Associates, PLLC, respectively.

SS Accounting & Auditing, Inc.	8705 Havenwood Trail Plano, TX 75024 Phone: + (817) 437-9437 E-Mail: saimasayani@sscpafirm.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shengda Network Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shengda Network Technology, Inc. and subsidiaries (the Company) as of June 30, 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the year ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern. As described in Note 4 to the financial statements, the Company has suffered recurring losses from operations since inception (March 14, 2018); and has an accumulated deficit as of June 30, 2020. Although the Company has limited operations, it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SS Accounting & Auditing, Inc.

Plano, TX
November 4, 2020

We have served as the Company’s auditor since 2020.

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

Seattle, Washington

September 29, 2019

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019

ASSETS

Current Assets
Cash and cash equivalents	$4,271,326	$17,202
Prepaid expense	4,129	-
	4,275,455	17,202

Total Assets	$4,275,455	$17,202

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$47,085	$755
Related party loans	19,974	14,974
Payroll payable	3,356	-
Tax payable	2,526	-
Advances and deposits	3,972,500	-
Advances and deposits - Related party	302,000	-
Other payable	23,061	-
Other payable - Related party	1,330	-
Total Liabilities	4,371,832	15,729

Stockholders’ Equity (deficit)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized;	-	-
Common Stock, $0.001 par value, 1,000,000,000 shares authorized; 6,960,000 and 6,960,000 shares issued and outstanding at June 30, 2020 and June 30, 2019, respectively	6,960	6,960
Additional paid-in capital	16,310	17,640
Accumulated deficit	(80,130)	(23,127)
Accumulated other comprehensive loss	(39,516)	-
Total stockholders’ equity (deficit)	(96,376)	1,473
Total Liabilities and Stockholders’ Equity	$4,275,455	$17,202

The accompanying notes are an integral part of these consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended June 30,
	2020	2019

Revenue	$253,803	$1,500
Cost of Revenue	213,617	-
Gross Profit	40,185	1,500

Expenses
Professional expenses	86,152	16,938
General and administrative expenses	11,167	5,881
Total expenses	97,319	22,819

Loss from operations	(57,134)	(21,319)

Other income (expense)
Interest income	161	-
Bank charges	(30)	-
Other income, net	131	-

Loss before income taxes	(57,003)	(21,319)

Income Tax Expense	-	-

Net loss after tax	$(57,003)	$(21,319)

Other comprehensive income
Foreign currency translation loss	(39,516)	-

Total Comprehensive Loss	$(96,519)	$(21,319)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Weighted-average number of common shared outstanding	6,960,000	5,568,057

The accompanying notes are an integral part of these consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

July 1, 2019 Opening Balance	6,960,000	$6,960	$17,640	$(23,127)	$-	$1,473

Issuance of common shares for cash	-	-	-	-	-	0
Investment	-	-	(1,330)	-	-	(1,330)
Net loss after tax	-	-	-	(57,003)	-	(57,003)
Foreign currency translation adjustment	-	-	-	-	(39,516)	(39,516)

Balance June 30, 2020	6,960,000	$6,960	$16,310	$(80,130)	$(39,516)	$(96,376)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

July 1, 2018 Opening Balance	5,000,000	$5,000	$-	$(1,808)	$-	$3,192

Issuance of common shares for cash	1,960,000	1,960	17,640	-	-	19,600
Net loss after tax	-	-	-	(21,319)	-	(21,319)

Balance June 30, 2019	6,960,000	$6,960	$17,640	$(23,127)	$-	$1,473

The accompanying notes are an integral part of these consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,003)	$(21,319)
Changes in Operating Assets and Liabilities:
Prepaid expenses	(4,144)	4,166
Accounts payable	46,330	755
Payroll payable	3,373	-
Tax payable	2,538	-
Other payable	23,061	-
Other payable - Related party	1,330	-
Net cash provided by/ (used in) operating activities	14,155	(16,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	5,000	9,000
Proceeds from sales of common stock to related party	302,000	-
Proceeds from sales of common stock	3,972,500	19,600
Net cash provided by financing activities	4,279,500	28,600

Effect of exchange rate fluctuation on cash and cash equivalents	(39,531)	-

Net increase in cash	4,254,124	12,202

Cash, beginning of period	17,202	5,000

Cash, end of period	$4,271,326	$17,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Shengda Network Technology Inc. (formerly known as “Soltrest Inc.” or the “Company”), was incorporated on March 14, 2018 under the laws of the State of Nevada. The Company’s principle business is the development of internet and personal computer security software products. The Company is engaged in E- Commerce business.

Risk and Uncertainty Concerning COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19). On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The Company is currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. While the Company’s operations are principally located outside the United States, we utilize various consultants located in the United States, we participate in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Peaker International Trade Group Limited or “Peaker” and Peaker’s wholly owned subsidiary Zhejiang Jingmai Electronic Commerce Ltd., in China. All significant inter-company accounts and transactions have been eliminated in consolidation.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash deposited with banks. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of June 30, 2020 and 2019, the Company’s bank account in the United States had no balances exceeding FDIC insurance of $250,000.

The Company’s bank account in PRC is protected by FSD insurance. As of June 30, 2020 and 2019, the Company’s bank account in PRC had $4,269,349 and 0; respectively exceeding FSD insurance of RMB 500,000 as of June 30, 2020.

Major Customer

The Company has one major customer that accounted for 100% of revenues totaling $253,803 for the year ended June 30, 2020.

Major Vendor

The Company has one major vendor that accounted for 100% of cost of sales totaling $213,617 for the year ended June 30, 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

For valuation allowance for deferred tax assets, Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the consolidated financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.

Revenue Recognition

The Company recognizes revenues when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In that determination, under ASC 606, the Company follows a five-step model that includes: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fair Value Measurements

The Company has established a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

●	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments in active markets.

●	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

●	Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Our other current financial assets and current financial liabilities have fair values that approximate their carrying values.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of June 30, 2020, the Company doesn’t have any finance lease.

Commitment and Contingencies

None

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Income Tax

Income tax returns are filed in federal, state, local and foreign jurisdictions as applicable. Provisions for current income tax liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Income taxes reported in earnings also include deferred income tax provisions and provisions for uncertain tax positions.

Deferred income tax assets and liabilities are computed on differences between the financial statement bases and tax bases of assets and liabilities at the enacted tax rates. Changes in deferred income tax assets and liabilities associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The effect on deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for certain deferred tax assets when realization is less than more likely than not.

Liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in our judgment, do not meet a more-likely-than-not threshold based on the technical merits of the positions. Additionally, liabilities may be established for uncertain tax positions when, in our judgement, the more-likely-than-not threshold is met, but the position does not rise to the level of highly certain based upon the technical merits of the position. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense.

Currency Translation

The assets and liabilities of the Company’s subsidiaries outside the U.S. are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates, primarily from RMB. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of consolidated financial statements are included in accumulated other comprehensive income (loss).

NOTE 3 - Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements from Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement.” ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-13 does not have a material impact on the Company’s consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminates certain exceptions within ASC 740, “Income Taxes,” and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is evaluating the impact that adoption of ASU 2019-12 will have on its consolidated financial statements.

Note 4 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had a net loss from operations of $57,003, net cash provided by operating activities for the year ended June 30, 2020 was $14,155, and had an accumulated deficit of $80,130 as of June 30, 2020. These factors raise doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5 - Accounts Payable

As of June 30, 2020, and 2019, accounts payable amounted to $47,085 and $755, respectively. Accounts payable mainly comprise of professional fee.

Note 6 – Leases

The Company has an operating lease for the rental of office space. Rent expense for the operating lease for the twelve months ended June 30, 2020, and 2019, was $796 and $0, respectively. As of June 30, 2020, the Company has prepaid rent up until December 10, 2020 in the amount of $2,919.

Note 7 – Advances and Deposits

Advances and deposits amounted to $4,274,500 and $0, as of June 30, 2020 and 2019, respectively, of which $302,000 pertains to a related party (See Note 11).

The advances and deposits are the proceeds from the sale of 13,899,000 common stock at the sale price range from $0.0002 to $2 per share, to 72 unrelated and 2 related parties (See Note 11) As these common shares were cancelled soon after issuance in the month of June 2020 due to legal non-compliance, the proceeds are reported as advances and deposits under current liabilities.

Note 8 – Other Payable

As of June 30, 2020, and 2019, other payable amounted to $24,391 and $0, respectively. Other Payable as of June 30, 2020 include $1,330 payable to related party (See Note 11).

Note 9– Stockholders’ Equity

Shares Authorized

On March 30, 2020, the Company filed a Certificate of Amendment with the State of Nevada, increasing the number of authorized shares to 1,020,000,000 par value $0.001; comprising of 1,000,000,000 common stock and 20,000,000 preferred stock.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Common Stock

On March 14, 2018 the Company exchanged 5,000,000 shares of common stock to the former President in return of her services valued at $5,000.

Pursuant to a Form S-1 Registration Statement, in June, 2020, the Company sold 1,960,000 shares of Common Stock, par value of $0.001 per share, for the total aggregate proceeds of $19,600.As a result of all common stock issuances, the total issued and outstanding shares of common stock were 6,960,000 as of June 30, 2020 and 2019, respectively.

Note 10 – Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship
HangJin Chen	President/CEO/CFO/Secretary/Director
Youcheng Chen	Father of CEO HangJin Chen
Li Weiwei	President/CEO/CFO/Secretary/Director (Former)

On March 5, 2020, pursuant to an Agreement for the Purchase of Common Stock (Agreement), dated February 27, 2020, the Company’s CEO (representing himself and several other purchasers) purchased 6,958,000 shares of the Company’s common stock from the previous sole officer and director and other shareholders. The purchase of the stock resulted in a change of control of the Company with the aggregate shares purchased in this transaction representing approximately 99.97% of the then issued and outstanding shares of the Company.

On June 20, 2020, the Company issued 10,000,000 shares of common stock to HangJin Chen, the Company’s CEO at $0.0002 per share which were subsequently cancelled on June 30, 2020. The consideration of $2,000 is recorded as advances and deposits under current liabilities in the consolidated balance sheets.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On June 16, 2020, the Company issued 300,000 shares of common stock to a related party (the Company’s CEO’s father) at $1.00 per share which was subsequently cancelled on June 30, 2020. The consideration of $300,000 is recorded as advances and deposits under current liabilities in the consolidated balance sheets.

Loan from related party represent the advances to the Company by former President and Director in the amount of $19,974 and $14,974 as of June 30, 2020, and 2019, respectively. The loan is unsecured, non-interest bearing and due on demand. The Company has not recorded any imputed interest expense for the years ended June 30, 2020 and 2019.

On April 20, 2020, the Company purchased 10,000 shares of common stock of an entity Peaker for a total consideration of $1,330. These shares consisted of 100% of the then issued and outstanding shares of common stock of Peaker.

HangJin Chen is the CEO and shareholder of the Company. Youcheng Chen is the Company’s CEO’s father and the CEO and a shareholder of Peaker. As a result, the transaction is deemed as a related party acquisition and accounted for accordingly.

Note 11 – Income Tax Provision

Income tax expense for the years ended June 30, 2020 and 2019 is summarized as follows:

	June 30, 2020	June 30, 2019
Deferred:
Federal	$(11,971)	$(4,477)
State	11,971	4,477
Income tax expense (benefit)	$—	$—

Deferred Tax Assets

At June 30, 2020, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $78,322 that may be offset against future taxable income. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $16,447 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

At June 30, 2019, the Company had NOL carry–forwards for Federal income tax purposes of $21,319 that may be offset against future taxable income. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $4,477 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is n/a as of June 30, 2020 and 2019.

Components of deferred tax assets are as follows:

	June 30, 2020	June 30, 2019

Net Deferred Tax Asset
Net Operating Loss Carry-Forward	$78,322	$21,319
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	16,447	4,477
Less: Valuation Allowance	(16,447)	(4,477)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the year ended June 30, 2020	For the year ended June 30, 2019

Federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21.0%)	(21.0%)
Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the reporting period ended June 30, 2019, which will remain subject to examination by the Internal Revenue Service under the statute of limitations for a period of three (3) years from the date it is filed.

NOTE 12 – ACQUISITIONS

On April 20, 2020, the Company purchased 10,000 shares of common stock of Peaker for a total consideration of $1,330. These shares comprised of 100% of the then issued and outstanding shares of common stock of Peaker.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Under ASC 805-50-30-5, there is no change in basis for the net assets received because there is no change in control over the net asset or equity interests from the parent’s perspective. A difference between any proceeds transferred and the carrying amounts of the net assets received is recognized in additional paid-in capital in the receiving entity’s separate financial statements.

The following table summarizes the consideration paid for Peaker and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Purchase price	$1,330

Cash	$-
Total assets:	$-
Less: liabilities assumed	-
Net assets acquired	-
Purchase price in excess of net assets acquired	$1,330

HangJin Chen is the CEO and shareholder of the Company. Youcheng Chen is the CEO and shareholder of Peaker and the Company’s CEO’s father. As a result, the acquisition is deemed to be under common control and the excess amount paid over the total assets and total liabilities is recorded as a reduction of Additional paid in Capital.

Peaker was formed in 2018. No unaudited pro-forma combined statements of operations are presented to illustrate the estimated effects of the merger of Peaker by the Company.

On May 15, 2020, Peaker set up a Company Zhejiang Jingmai Electronic Commerce Ltd., in China of which, Peaker is the sole shareholder.

Note 13 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2020 to the date these consolidated financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended June 30, 2020.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

Management’s Remediation Initiatives

Given the financial resources available to the Company, the Company is not in a position to institute any realistic remediation of the identified material weaknesses and other deficiencies and enhance our internal controls. As such time as the Company commences operations and has no financial resources to address and eliminate the identified weaknesses, we intend to take action to do so. Unfortunately, until the Company has such financial resources, the identified weaknesses will continue to exist.

Changes in Internal Control over Financial Reporting.

During the last quarter of the Company’s fiscal year ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Positions Held

HangJin Chen	31	CEO, CFO President, Treasurer, Secretary and Director since 2020

Mr. Chen has served as President, Secretary, Chief Executive Officer, Chief Financial Officer and a Director of the Company since March 2020. Commencing in May 2016, he became the President of Zejiang Chuangbu Network Technology Co., Ltd. He was also the founder and President of Hubei Chuangbu Commodity Trading Service Co., Ltd. in December 2017, which has annual sales of more than RMB 50 million. In June 2019, he founded the Daqing Valley project and Panan Dongchuan tourism development project. His other activities included Zhejiang Shenmiao Technology Co., Ltd., which was established in July 2019 where he served as General Manager and ShengDa Network Technology Co., Ltd., which was founded in October 2019, where he served as its chairman. He also led a technology development team to create Whale Buy Mall, which was expected to launch by the end of March 2020. Mr. Chen attended Zhejiang University from 2017 to 2019 and received an EMBA (Senior Management MBA Master’s Degree Courses).

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr.Chen, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended June 30, 2020 all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions are subject to. Currently Mr.Chen is our only officer and our sole director, therefore, He is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr.Chen serves as the sole director and sole officer, He is responsible for reviewing her own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officer and director, HangJin Chen, does not receive any compensation for the services she renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Mr.Chen may receive a salary or other compensation for services that she provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of October 31, 2020 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
HangJin Chen	5,000,000	71.84%
Floor 6, Building 6
LuGang WebMall Town, ChouJiang, YiWu, China

Officers and directors as a group (one person)	5,000,000	71.84%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of October 31, 2020. All percentages for common stock are calculated based upon a total of 6,960,000 shares outstanding as of October 31, 2020, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of October 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At June 30, 2020, the Company had loans in the amount of $19,974 from a former related party. These advances received are payable on demand.

Director Independence

As of June 30, 2020, HangJin Chen was the sole director of the Company. Mr.Chen not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

During fiscals year ended June 30, 2020 and June 30, 2019, we incurred $25,000 and $9,050, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements and tax advisory services. Audit fees incurred during financial year ended June 30, 2018 were $0.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by either of our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended June 30, 2020 or 2019.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2019 and 2018, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of SS Auditing and Accounting, Inc., Independent Registered Certified Public Accounting Firm for the fiscal year ended June 30, 2020

●	Report of Michael Gillespie & Associates, PLLC, Independent Registered Certified Public Accounting Firm for the fiscal year ended June 30, 2019

●	Balance Sheets as of June 30, 2020 and 2019 (audited)

●	Statements of Operations for the years ended June 30, 2020 and 2019 (audited)

●	Statements of Changes in Stockholders’ Equity for the period from Juloy 1, 2019 to June 30, 2020 (audited)

●	Statements of Cash Flows for the years ended June 30, 2020 and 2019 (audited)

●	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shengda Network Technology, Inc.
(Registrant)

By	/s/ HangJin Chen
HangJin Chen
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	November 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ HangJin Chen
HangJin Chen
Sole Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	November 13, 2020

