Form 10-Q
period 2020-09-30
Shengda Network Technology, Inc.
filed 2021-01-11
CIK 1753931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 333-227526

SHENGDA NETWORK TECHNOLOGY, INC.

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

Large accelerated filer. [ ]	Accelerated filer. [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [. ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of January 7, 2021
Common Stock: $0.001	14,009,945

2

Shengda Network Technologies Inc. and Subsidiaries

INDEX

PART I - FINANCIAL INFORMATION

Item1. Financial Statements (Unaudited)

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	June 30, 2020

ASSETS

Current Assets
Cash and cash equivalents	$9,310,248	$4,271,326
Accounts receivable	1,439,494	-
Advance to suppliers	2,210,642	-
Other receivable	4,663	-
Prepaid expense	1,501	4,129
Total Current Assets	12,966,548	4,275,455

Property And Equipment, Net	75,974	-

Total Assets	$13,042,522	$4,275,455

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,146,174	$47,085
Related party loans	19,974	19,974
Payroll payable	3,492	3,356
Tax payable	37,149	2,526
Advances and deposits	10,202,725	3,972,500
Advances and deposits - Related party	304,000	302,000
Other payable	81,316	23,061
Other payable - Related party	-	1,330
Total Liabilities	11,794,830	4,371,832

Stockholders’ Equity (deficit)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized;	-	-
Common Stock, $0.001 par value, 1,000,000,000 shares authorized; 6,960,000 and 6,960,000 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	6,960	6,960
Additional paid-in capital	16,310	16,310
Retained earnings (Accumulated loss)	879,678	(80,130)
Accumulated other comprehensive income (loss)	344,744	(39,516)
Total stockholders’ equity (deficit)	1,247,692	(96,376)
Total Liabilities and Stockholders’ Equity	$13,042,522	$4,275,455

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the three months ended September 30,
	2020	2019

Revenue	$5,143,578	$-
Cost of Revenue	4,156,281	-
Gross Profit	987,297	-

Expenses
Professional expenses	15,300	4,300
General and administrative expenses	27,147	104
Total expenses	42,447	4,404

Income (loss) from operations	944,849	(4,404)

Other income (expense)
Interest income	15,352	-
Bank charges	(393)	-
Other income, net	14,959	-

Income (loss) before income taxes	959,808	(4,404)

Income Tax Expense	-	-

Net income (loss) after tax	$959,808	$(4,404)

Other comprehensive income
Foreign currency translation gain	384,260	-

Total Comprehensive Income (loss)	$1,344,069	$(4,404)

Basic and diluted net income (loss) per common share	$0.14	$(0.00)

Weighted-average number of common shared outstanding	6,960,000	6,960,000

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance June 30, 2020	6,960,000	$6,960	$16,310	$(80,130)	$(39,516)	$(96,376)

Net income	-	-	-	959,808	-	959,808
Foreign currency translation adjustment	-	-	-	-	384,260	384,260

Balance September 30, 2020	6,960,000	$6,960	$16,310	$879,678	$344,744	$1,247,692

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance June 30, 2019	6,960,000	$6,960	$17,640	$(23,127)	$-	$1,473

Net loss	-	-	-	(4,404)	-	(4,404)

Balance September 30, 2019	6,960,000	$6,960	$17,640	$(27,531)	$-	$(2,931)

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$959,808	$(4,404)
Changes in Operating Assets and Liabilities:
Account receivable	(1,413,328)	-
Advance to suppliers	(2,170,459)	-
Other receivable	(4,663)	-
Prepaid expenses	2,692	-
Accounts payable	1,078,745	(755)
Payroll payable	-	-
Tax payable	33,893	-
Other payable	58,241	-
Other payable - Related party	(1,330)	-
Net cash used in operating activities	(1,456,401)	(5,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment	(74,593)	-
Net cash used in investing activities	(74,593)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance Proceeds for sales of common stock to related party	2,000	-
Advance Proceeds for sales of common stock	6,230,225	-
Net cash provided by financing activities	6,232,225	-

Effect of exchange rate fluctuation on cash and cash equivalents	337,691	-

Net increase (decrease) in cash	5,038,923	(5,159)

Cash, beginning of period	4,271,326	17,202

Cash, end of period	$9,310,248	$12,043

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Shengda Network Technology Inc. (formerly known as “Soltrest Inc.” or the “Company”), was incorporated on March 14, 2018 under the laws of the State of Nevada. The Company’s principal business is the development of internet and personal computer security software products. The Company is engaged in E- Commerce business.

On April 20, 2020, the Company purchased 10,000 shares of common stock of Peaker International Trade Group Limited (“Peaker”) for a total consideration of $1,330. These shares comprised of 100% of the then issued and outstanding shares of common stock of Peaker. Peaker was formed in 2018 in Hongkong.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Shengda Network Technology Inc. and Subsidiaries, including its consolidated subsidiaries, the “Company”, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, filed with the SEC on November 13, 2020.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets; (2) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Principle of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Peaker International Trade Group Limited or “Peaker” and Peaker’s wholly owned subsidiary Zhejiang Jingmai Electronic Commerce Ltd., in China. All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash deposited with banks. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of September 30, 2020 and June 30, 2020, the Company’s bank account in the United States had no balances exceeding FDIC insurance of $250,000.

The Company’s bank account in PRC is protected by FSD insurance. As of September 30, 2020 and June 30, 2020, the Company’s bank account in PRC had $9,218,024 and $4,269,349, respectively, exceeding FSD insurance of RMB 500,000 as of September 30, 2020.

Major Customer

The Company has one major customer that accounted for 70% of revenues totaling $3,616,204 for the three months ended September 30, 2020.

Major Vendor

The Company has one major vendor that accounted for 100% of cost of sales totaling $4,156,281 for the three months ended September 30, 2020.

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of September 30, 2020, the Company doesn’t have any finance lease.

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

Liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in our judgment, do not meet a more-likely-than-not threshold based on the technical merits of the positions. Additionally, liabilities may be established for uncertain tax positions when, in our judgment, the more-likely-than-not threshold is met, but the position does not rise to the level of highly certain based upon the technical merits of the position. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense.

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

Note 4 - Accounts Payable

As of September 30, 2020 and June 30, 2020, accounts payable amounted to $1,146,174 and $47,085, respectively. Accounts payable mainly comprise of professional fees.

Note 5 – Leases

The Company has an operating lease for the rental of office space. Rent expense for the operating lease for the three months ended September 30, 2020 and 2019, was $1,627 and $0, respectively. As of September 30, 2020, the Company has prepaid rent up until December 10, 2020 in the amount of $1,283.

Note 6 – Advances and Deposits

Advances and deposits amounted to $10,506,725 and $4,274,500, as of September 30, 2020 and June 30, 2020, respectively, of which $304,000 and $302,000 pertains to a related party (See Note 9).

As of September 30, 2020, the advances and deposits comprise of the proceeds from the sale of 7,049,945 common stock at the sale price range from $0.06 to $2 per share, to 436 unrelated and 1 related parties (See Note 9).Due to nature of these agreements, the proceeds are reported as advances and deposits under current liabilities.

Note 7 – Other Payable

As of September 30, 2020 and June 30, 2020, other payable amounted to $81,316 and $24,391, respectively. Other Payable as of June 30, 2020 includes $1,330 payable to related party (See Note 9). In September 2020, $1,330 payable to related party has been repaid.

Note 8 – Stockholders’ Equity

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

Pursuant to a Form S-1 Registration Statement, in June, 2020, the Company sold 1,960,000 shares of Common Stock, par value of $0.001 per share, for the total aggregate proceeds of $19,600. As a result of all common stock issuances, the total issued and outstanding shares of common stock were 6,960,000 as of September 30, 2020 and June 30, 2020.

Note 9 – Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship
HangJin Chin	President/CEO/CFO/Secretary/Director
Youcheng Chin	Father of CEO HangJin Chin
Li Weiwei	President/CEO/CFO/Secretary/Director (Former)

On June 16, 2020, the Company issued 300,000 shares of common stock to a related party (the Company’s CEO’s father) at $1.00 per share which was subsequently cancelled on June 30, 2020. The consideration of $300,000 is recorded as advances and deposits under current liabilities in the consolidated balance sheets. (Note 6)

On June 20, 2020, the Company issued 10,000,000 shares of common stock to HangJin Chin, the Company’s CEO at $0.0002 per share which were subsequently cancelled on June 30, 2020. The consideration of $2,000 is recorded as advances and deposits under current liabilities in the consolidated balance sheets. (Note 6)

On July 1, 2020, the Company received a deposit of $2,000 from a related party Youcheng Chen. This deposit is recorded as advances and deposits under current liabilities. (Note 6)

Loan from related party represent the advances to the Company by former President and Director in the amount of $19,974 as of September 30, 2020 and June 30, 2020, respectively. The loan is unsecured, non-interest bearing and due on demand. The Company has not recorded any imputed interest expense for the three months ended September 30, 2020 and 2019.

Note 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2020 to the date these consolidated financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the consolidated financial statements.

On November 2, 2020, the Company issued 7,049,945 shares of common stock at the sale price range from $0.06 to $2 per share, to 436 unrelated and 1 related parties.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to September 30, 2019

The following table summarizes the results of our operations during the three months ended September 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	9/30/20	9/30/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$5,143,578	$-	$5,143,578	n/a
Operating expenses	42,447	4,404	38,043	864%
Net income (loss)	959,808	(4,404)	964,212	2,189%
Income (Loss) per share of common stock	0.14	(0.00)	-	n/a

We recorded net income of $959,808 for the three months ended September 30, 2020 as compared with a net loss of $4,404 for the three months ended September 30, 2019 due primarily to the commencement of operations in the current quarter.

Liquidity and Capital Resources

As of September 30, 2020, we had total assets of $13,042,522, working capital of $1,171,718 and an accumulated stockholders’ equity of $1,247,692. Our operating activities used $1,456,401 in cash for the three months ended September 30, 2020, while our operations used $5,159 cash in the three months ended September 30, 2019. We had $5,143,578 in revenues in the three months ended September 30, 2020, while we had no revenues in the three months ended September 30, 2019.

Management believes that the Company’s cash on hand will be sufficient to fund all Company obligations and commitments for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies to augment our working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

3

At September 30, 2020, the Company had loans and advances from a related party shareholder in the aggregate amount of $323,974, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

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

4

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Beijing, China on January 11, 2021.

SHENGDA NETWORK TECHNOLOGY, INC.

By:	/s/ HangJin Chin
Name:	HangJin Chin
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ HangJin Chin
HangJin Chin
	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	January 11, 2021

7