Form 10-Q
period 2020-12-31
Shengda Network Technology, Inc.
filed 2021-04-20
CIK 1753931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of April 9, 2021
Common Stock: $0.001	14,009,945

2

Shengda Network Technologies Inc. and Subsidiaries

INDEX

PART I - FINANCIAL INFORMATION

Item1. Financial Statements (Unaudited)

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	June 30, 2020

ASSETS

Current Assets
Cash and cash equivalents	$721,589	$4,271,326
Account receivable	3,121,049	-
Advance to suppliers	1,295,041	-
Loan receivable	8,275,862	-
Prepaid expense	627	4,129
Total Current Assets	13,414,168	4,275,455

Property And Equipment, Net	75,300	-

Total Assets	$13,489,468	$4,275,455

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$658,694	$47,085
Related party loans	19,974	19,974
Accrued expenses and other payables	575,126	28,942
Advances and deposits	-	3,972,500
Advances and deposits - Related party	2,000	302,000
Other payable - Related party	-	1,330
Total Liabilities	1,255,794	4,371,831

Stockholders’ Equity (deficit)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized;	-	-
Common Stock, $0.001 par value, 1,000,000,000 shares authorized; 14,009,945 and 6,960,000 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	14,010	6,960
Additional paid-in capital	10,513,985	16,310
Retained earnings (Accumulated loss)	899,713	(80,130)
Accumulated other comprehensive income (loss)	805,966	(39,516)
Total stockholders’ equity (deficit)	12,233,674	(96,376)
Total Liabilities and Stockholders’ Equity	$13,489,468	$4,275,455

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019

Revenue	$2,590,594	$-	$7,734,172	$-
Cost of Revenue	2,153,856	-	6,310,137	-
Gross Profit	436,738	-	1,424,035	-

Expenses
Professional expenses	19,375	12,952	34,675	17,252
General and administrative expenses	33,018	33	60,165	137
Total expenses	52,393	12,985	94,840	17,389

Income (loss) from operations	384,345	(12,985)	1,329,195	(17,389)

Other income (expense)
Interest income	5,061	-	20,413	-
Bank charges	(319)	-	(712)	-
Other income, net	4,742	-	19,701	-

Income (loss) before income taxes	389,087	(12,985)	1,348,896	(17,389)

Income Tax Expense	369,053	-	369,053	-

Net income (loss) after tax	$20,034	$(12,985)	$979,843	$(17,389)

Other comprehensive income
Foreign currency translation gain	461,222	-	845,482	-

Total Comprehensive Income (loss)	$481,256	$(12,985)	$1,825,325	$(17,389)

Basic and diluted net income (loss) per common share	$0.00	$(0.00)	$0.11	$(0.00)

Weighted-average number of common shared outstanding	11,481,160	6,960,000	9,220,580	6,960,000

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended at	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
December 31, 2020	Shares	Amount	Capital	Earnings	Income	Equity

Balance at September 30, 2020	6,960,000	$6,960	$16,310	$879,678	$344,744	$1,247,692

Issuance of common shares for cash	7,049,945	7,050	10,497,675	-	-	10,504,725
Net income	-	-	-	389,087	-	389,087
Foreign currency translation adjustment	-	-	-	-	461,222	461,222

Balance at December 31, 2020	14,009,945	$14,010	$10,513,985	$1,268,765	$805,966	$12,602,726

Six Months Ended at	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
December 31, 2020	Shares	Amount	Capital	Earnings	Income	Equity

Balance at June 30, 2020	6,960,000	$6,960	$16,310	$(80,130)	$(39,516)	$(96,376)

Issuance of common shares for cash	7,049,945	7,050	10,497,675	-	-	10,504,725
Net income	-	-	-	979,843	-	979,843
Foreign currency translation adjustment	-	-	-	-	845,482	845,482

Balance at December 31, 2020	14,009,945	$14,010	$10,513,985	$899,713	$805,966	$12,233,674

Three Months Ended at	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
December 31, 2019	Shares	Amount	Capital	Deficit	Income	Equity

Balance at September 30, 2019	6,960,000	$6,960	$17,640	$(27,531)	$-	$(2,931)

Net loss	-	-	-	(12,985)	-	(12,985)

Balance at December 31, 2019	6,960,000	$6,960	$17,640	$(40,516)	$-	$(15,916)

Six Months Ended at	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
December 31, 2019	Shares	Amount	Capital	Deficit	Income	Equity

Balance at June 30, 2019	6,960,000	$6,960	$17,640	$(23,127)	$-	$1,473

Issuance of common shares for cash	-	-	-	-	-	-
Net loss	-	-	-	(17,389)		(17,389)

Balance December 31, 2019	6,960,000	$6,960	$17,640	$(40,516)	$-	$(15,916)

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$979,843	$(17,389)
Adjustments to reconcile net cash provided by operating activities
Depreciation	3,617	-
Changes in Operating Assets and Liabilities:
Account receivable	(3,006,281)	-
Advance to suppliers	(1,247,419)	-
Prepaid expenses	3,629	-
Accounts payable	588,337	(755)
Accrued expenses and other payables	527,757	-
Other payable - Related party	(1,330)	-
Net cash used in operating activities	(2,151,847)	(18,144)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	(7,971,539)	-
Acquisition of plant and equipment	(76,148)	-
Net cash used in investing activities	(8,047,686)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	-	5,000
Proceeds from sales of common stock to related party	2,000	-
Proceeds from sales of common stock	6,230,225	-
Net cash provided by financing activities	6,232,225	5,000

Effect of exchange rate fluctuation on cash and cash equivalents	417,571	-

Net increase (decrease) in cash	(3,549,737)	(13,144)

Cash, beginning of period	4,271,326	17,202

Cash, end of period	$721,589	$4,058

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

The Company’s bank account in the United States is protected by FDIC insurance. As of December 31, 2020 and June 30, 2020, the Company’s bank account in the United States had no balances exceeding FDIC insurance of $250,000.

The Company’s bank account in PRC is protected by FSD insurance. As of December 31, 2020 and June 30, 2020, the Company’s bank account in PRC had $641,404 and $4,269,349, respectively, exceeding FSD insurance of RMB 500,000 as of December 31, 2020.

Major Customer

The Company has one major customer that accounted for 66% of revenues totaling $5,088,266 for the six months ended December 31, 2020. The Company has one major customer that accounted for 57% of revenues totaling $1,472,062 for the three months ended December 31, 2020.

Major Vendor

The Company has two major vendors that accounted for 100% of cost of sales totaling $6,299,955 for the six months ended December 31, 2020. The Company has two major vendors that accounted for 100% of cost of sales totaling $2,143,674 for the three months ended December 31, 2020.

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of December 31, 2020, the Company doesn’t have any finance lease.

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

Note 3 - Loan Receivable

Loan receivable amounted $8,275,862 and $0 as of December 31, 2020 and 2019, respectively. On October 25, 2020, the Company signed an agreement with the Company’s major customer. . The Company agreed to loan the $9,195,402 (RMB60,000,000) at an annual interest rate of 7.2%. The actual loan amount shall prevail within the total amount. The loan is guaranteed by the Company’s supplier and due on October 25, 2021. The Borrower is required to pay all the principal and the relevant interest in full amount on the repayment date.

The Company assessed the implication on Revenue Recognition, ASC 606 and determined that the terms of the loan are on Fair Market Value and does not impact the revenue recognition of the Company.

Note 4 – Leases

The Company has an operating lease for the rental of office space. Rent expense for the operating lease for the six months ended December 31, 2020 and 2019, was $3,321 and $0, respectively. The Company has paid rent up until December 10, 2020, the Company will not renew this lease. On January 5, 2021, the Company leases new office in Zhejiang China.

Note 5 – Advances and Deposits

Advances and deposits amounted to $2,000 and $4,274,500, as of December 31, 2020 and June 30, 2020, respectively, of which $2,000 and $302,000 pertains to a related party (See Note 8).

Note 6 – Accrued Expenses And Other Payables

As of December 31, 2020 and June 30, 2020, accrued expenses and other payables amounted to $575,126 and $30,272, respectively. Other payable as of June 30, 2020 includes $1,330 payable to related party (See Note 8). In September 2020, $1,330 payable to related party has been repaid.

Note 7 – Stockholders’ Equity

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

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 14,009,945 and 6,960,000 as of December 31, 2020 and June 30, 2020, respectively.

Note 8 – Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship
HangJin Chin	President/CEO/CFO/Secretary/Director
Youcheng Chin	Father of CEO HangJin Chin
Li Weiwei	President/CEO/CFO/Secretary/Director (Former)

On June 16, 2020, the Company issued 300,000 shares of common stock to a related party (the Company’s CEO’s father) at $1.00 per share which was subsequently cancelled on June 30, 2020. The consideration of $300,000 is recorded as advances and deposits under current liabilities in the consolidated balance sheets. On November 2, 2020, these common stock have been issued.(Note 7)

On June 20, 2020, the Company issued 10,000,000 shares of common stock to HangJin Chin, the Company’s CEO at $0.0002 per share which were subsequently cancelled on June 30, 2020. The consideration of $2,000 is recorded as advances and deposits under current liabilities in the consolidated balance sheets. (Note 7)

On July 1, 2020, the Company received a deposit of $2,000 from a related party Youcheng Chin. This deposit is recorded as advances and deposits under current liabilities. On November 2, 2020, the Company issued 33,333 shares of common stock at the sale price $0.06 per share to a related party Youcheng Chin. (Note 7)

Loan from related party represent the advances to the Company by former President and Director in the amount of $19,974 as of December 31, 2020 and June 30, 2020, respectively. The loan is unsecured, non-interest bearing and due on demand. The Company has not recorded any imputed interest expense for the six months ended December 31, 2020 and 2019.

Note 9 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2020 to the date these financial statements were issued.

On January 5, 2021, Zhejiang Jingmai Electronic Commerce Ltd. leases new office in Zhejiang, China. The lease term of the office space is from January 5, 2021 to April 5, 2022, and the rent-free period is from January 5, 2021 to April 5, 2021. The monthly rent is approximately $398 (RMB 2,600).

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

Results of Operations

Three Months Ended December 31, 2020 Compared to December 31

The following table summarizes the results of our operations during the three months ended December 31, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	12/31/20	12/31/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$2,590,394	$-	$2,590,394	n/a
Operating expenses	52,393	12,985	39,408	5.12%
Net income (loss)	389,087	(12,985)	402,072	3,096%
Income (Loss) per share of common stock	0.00	(0.00)	-	n/a

We recorded net income of $389,087 for the three months ended December 31, 2020 as compared with a net loss of $12,985 for the three months ended December 31, 2021 due primarily to the ramp-up of operations in the relevant period.

Six Months Ended December 31, 2020 Compared to December 31

The following table summarizes the results of our operations during the six months ended December 31, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	12/31/20	12/31/19	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$7,734,172	$-	$2,590,394	n/a
Operating expenses	94,840	17,389	77,451	4.45%
Net income (loss)	1,348,896	(17,389)	1,366,285	7,637%
Income (Loss) per share of common stock	0.11	(0.00)	-	Inf.

We recorded net income of $1,348,896 for the six months ended December 31, 2020 as compared with a net loss of $17,389 for the six months ended December 31, 2021 due primarily to the ramp-up of operations in the relevant period.

Liquidity and Capital Resources

As of December 31, 2020, we had total assets of $13,489,468, working capital of $12,158,374 and an accumulated stockholders’ equity of $12,233,674. Our operating activities used $2,151,847 in cash for the six months ended December 31, 2020, while our operations used $18,144 cash in the six months ended December 31, 2019. We had $7,734,172 in revenues in the six months ended December 31, 2020, while we had no revenues in the three months ended December 31, 2019.

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

At December 31, 2020, the Company had loans and advances from a related party shareholder in the aggregate amount of $2,000, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Beijing, China on April 19, 2021.

SHENGDA NETWORK TECHNOLOGY, INC.

By:	/s/ HangJin Chin
Name:	HangJin Chin
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ HangJin Chin
HangJin Chin	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	April 19, 2021

8