Form 10-Q
period 2021-03-31
Shengda Network Technology, Inc.
filed 2021-08-10
CIK 1753931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of August 10, 2021
Common Stock: $0.001	14,009,945

2

Shengda Network Technology, Inc. and Subsidiaries

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	June 30, 2020

ASSETS
Current Assets
Cash and cash equivalents	$317,090	$4,271,326
Account receivable	3,537,706	-
Advance to suppliers	634,353	-
Loan receivable	8,242,010	-
Prepaid expense	675	4,129
Total Current Assets	12,731,834	4,275,455

Right of use asset - operating	3,683	-
Property And Equipment, Net	71,251	-

Total Assets	$12,806,768	$4,275,455

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$172,377	$47,085
Related party loans	19,974	19,974
Accrued expenses and other payables	85,140	26,416
Tax payable	276,511	2,526
Advances and deposits	30,526	3,972,500
Advances and deposits - related party	2,000	302,000
Operating lease liabilities	4,636	-
Other payable - related party	-	1,330
Total Liabilities	591,164	4,371,831

Stockholders’ Equity (deficit)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized;	-	-
Common Stock, $0.001 par value, 1,000,000,000 shares authorized;14,009,945 and 6,960,000 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	14,010	6,960
Additional paid-in capital	10,513,985	16,310
Retained earnings (Accumulated loss)	944,920	(80,130)
Accumulated other comprehensive income (loss)	742,690	(39,516)
Total Stockholders’ Equity (Deficit)	12,215,605	(96,376)
Total Liabilities and Stockholders’ Equity	$12,806,768	$4,275,455

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Three Months ended March 31,		For the Nine Months ended March 31,
	2021	2020	2021	2020

Revenue	$765,616	$-	$8,499,788	$-
Cost of Revenue	659,003	-	6,969,140	-
Gross Profit	106,613	-	1,530,648	-
Expenses
Professional expenses	20,789	27,445	55,464	44,697
General and administrative expenses	32,880	858	93,045	995
Total expenses	53,669	28,303	148,509	45,692

Income (loss) from operations	52,944	(28,303)	1,382,139	(45,692)

Other income (expense)
Interest expense	(56)		(56)
Interest income	395	-	20,808	-
Other expense	(33)	-	(33)	-
Bank charges	(88)	-	(800)	-
Other income, net	218	-	19,919	-

Income (loss) before income taxes	53,162	(28,303)	1,402,058	(45,692)

Income Tax Expense	7,955	-	377,008	-

Net income (loss) after tax	$45,207	$(28,303)	$1,025,050	$(45,692)

Other comprehensive income
Foreign currency translation gain	(63,276)	-	782,206	-

Total Comprehensive (Loss) income	$(18,069)	$(28,303)	$1,807,256	$(45,692)
Basic and diluted net income (loss) per common share	$0.00	$(0.00)	$0.09	$(0.01)
Weighted-average number of common shared outstanding	14,009,945	6,960,000	10,793,729	6,960,000

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
Three Months Ended March 31, 2021	Shares	Amount	Capital	Earnings	Income	Equity (Deficit)

Balance December 31, 2020	14,009,945	$14,010	$10,513,985	$899,713	$805,966	$12,233,674
Net income	-	-	-	45,207	-	45,207
Foreign currency translation adjustment	-	-	-	-	(63,276)	(63,276)
Balance March 31, 2021	14,009,945	$14,010	$10,513,985	$944,920	$742,690	$12,215,605

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
Nine Months Ended March 31, 2021	Shares	Amount	Capital	Earnings	Income	Equity (Deficit)

Balance June 30, 2020	6,960,000	$6,960	$16,310	$(80,130)	$(39,516)	$(96,376)

Issuance of common shares for cash	7,049,945	7,050	10,497,675	-	-	10,504,725
Net income	-	-	-	1,025,050	-	1,025,050
Foreign currency translation adjustment	-	-	-	-	782,206	782,206

Balance March 31, 2021	14,009,945	$14,010	$10,513,985	$944,920	$742,690	$12,215,605

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended March 31, 2020	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance December 31, 2019	6,960,000	$6,960	$17,640	$(40,516)	$-	$(15,916)
Net loss	-	-	-	(28,303)	-	(28,303)
Balance March 31, 2020	6,960,000	$6,960	$17,640	$(68,819)	$-	$(44,219)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Nine Months Ended March 31, 2020	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance June 30, 2019	6,960,000	$6,960	$17,640	$(23,127)	$-	$1,473
Net loss	-	-	-	(45,692)		(45,692)

Balance March 31, 2020	6,960,000	$6,960	$17,640	$(68,819)	$-	$(44,219)

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,025,050	$(45,692)
Adjustments to reconcile net cash used in operating activities
Depreciation and amortization	8,215	-
Changes in Operating Assets and Liabilities:
Account receivable	(3,470,436)	-
Advance to suppliers	(622,291)	-
Prepaid expenses	3,623	(918)
Accounts payable	122,015	16,059
Accrued expenses and other payables	58,442	9,467
Tax payable	268,581	-
Advances and deposits	29,945	-
Other payable - Related party	(1,330)	-
Net cash used in operating activities	(2,578,186)	(21,084)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	(8,085,285)	-
Acquisition of plant and equipment	(77,234)	-
Net cash used in investing activities	(8,162,519)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	-	5,000
Proceeds for sales of common stock to related party	2,000	-
Proceeds for sales of common stock	6,230,225	-
Net cash provided by financing activities	6,232,225	5,000

Effect of exchange rate fluctuation on cash and cash equivalents	554,244	-

Net decrease in cash	(3,954,236)	(16,084)

Cash, beginning of period	4,271,326	17,202

Cash, end of period	$317,090	$1,118

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations, and Going Concern

Shengda Network Technology, Inc. (formerly known as “Soltrest, Inc.” or the “Company”), was incorporated on March 14, 2018 under the laws of the State of Nevada. The Company’s principal business is the development of internet and personal computer security software products. The Company is engaged in E- Commerce business.

On April 20, 2020, the Company purchased 10,000 shares of common stock of Peaker International Trade Group Limited (“Peaker”) for a total consideration of $1,330. These shares comprised of 100% of the then issued and outstanding shares of common stock of Peaker. Peaker was formed in 2018 in Hong Kong.

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

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to sell its stock to the investing community and obtain necessary financing to continue operations, and the attainment of profitable operations. Although the Company recorded a net income of $1,025,050 for the nine months ended March 31, 2021, it has used net cash flows in operating activities of $2,578,186, and has a net decrease in cash of $3,954,236 for the nine months ended March 31, 2021. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The interim condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Shengda Network Technology Inc. and Subsidiaries, including its consolidated subsidiaries, the “Company”, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, filed with the SEC on November 13, 2020.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets; (2) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Principles of Consolidation

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

The Company’s bank account in the United States is protected by FDIC insurance. As of March 31, 2021 and June 30, 2020, the Company’s bank account in the United States had no balances exceeding FDIC insurance of $250,000.

The Company’s bank account in PRC is protected by FSD insurance. As of March 31, 2021 and June 30, 2020, the Company’s bank account in PRC had $237,894 and $4,269,349, respectively, exceeding FSD insurance of RMB 500,000 as of March 31, 2021.

Major Customer

The Company has one major customer that accounted for 62% of revenues totaling $5,233,559 for the nine months ended March 31, 2021. The Company has one major customer that accounted for 19% of revenues totaling $145,293 for the three months ended March 31, 2021.

Major Vendor

The Company has two major vendors that accounted for 100% of purchase amount totaling $6,958,811 for the nine months ended March 31, 2021. The Company has one major vendor that accounted for 100% of purchase amount totaling $658,856 for the three months ended March 31, 2021.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.

Revenue Recognition

The company is engaged in generating revenue through online networking sales, Shengda Network Technology is neither involved in production nor hold any inventory. The company mainly sells products to enhance immunity and bedding to prevent mites, help sleep and resist bacteria.

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

Accounts Receivable

Accounts receivable are generated primarily through sales to customers and are stated at invoiced amount, net of an allowance for doubtful accounts and bear no interest. A provision for doubtful accounts is determined based on a specific review of outstanding customer balances and historical customer write-off amounts and is charged to operations at the time management determines these accounts may become uncollectible.

The Company establishes an individualized credit and collection policy based on each individual customer’s credit history. The Company does not have a uniform policy that applies equally to all customers. The collection period usually ranges from three months to twelve months. The Company grants extended payment terms only when the Company believes that the payment will be collectible at the end of the term. The Company grants extended payment terms to customers based on the following factors: (a) whether or not the Company views a real need, from the customer’s perspective, for the extension and (b) how critical the Company’s relationship with the customer and is the customer the Company’s long-term business.

The Company reviews the accounts receivable on a periodic basis and based on its reviews, the Company recorded allowance for doubtful accounts of $0 and $0 as of March 31, 2021 and June 30, 2020, respectively and recorded bad debt expense of $0 and $0 for the nine months ended March 31, 2021 and 2020.

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

Property and Equipment

Property and equipment are stated at cost. The straight-line depreciation method is used to compute depreciation over the estimated useful lives of the assets, as follows:

Items	Useful life
Vehicles	5 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the statement of income in other income and expenses.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of March 31, 2021, the Company did not have any finance lease.

Similar to other long-lived assets, right-of-use assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. See Note 5, “Leases,” for additional information.

Commitment and Contingencies

In next one year, the Company will pay operating lease costs of $4,762.

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

Note 3 - Loan Receivable

Loan receivable amounted $8,242,010 and $0 as of March 31, 2021 and June 30, 2020, respectively. On October 25, 2020, the Company signed an agreement with the Company’s major customer. The Company agreed to loan the $9,157,789 (RMB60,000,000) at an annual interest rate of 7.2%. The actual loan amount shall prevail within the total amount. The loan is guaranteed by the Company’s supplier and due on October 25, 2021. The Borrower is required to pay all the principal and the relevant interest in full amount on the repayment date.

The Company assessed the implication on Revenue Recognition, ASC 606 and determined that the terms of the loan are at the fair market value and does not impact the revenue recognition of the Company.

Note 4 – Property and Equipment

As of March 31, 2021 and June 30, 2020, the Company had gross property and equipment of $78,731 and $0 and accumulated depreciation of $7,480 and $0, respectively. Property and equipment consisted of the vehicles. For the three months ended March 31, 2021 and 2020, and for the nine months ended March 31, 2021 and 2020, depreciation and amortization expenses amounted to $8,215 and $0, respectively.

Note 5 – Leases

The Company has an operating lease for the rental of office space. Rent expense for the operating lease for the three and months ended March 31, 2021 and 2020, was $0, respectively, and for nine months ended March 31, 2021 and 2020, rent expense was $3,369 and $0, respectively. The Company had paid rent up until December 10, 2020, the did not renew this lease.

On January 5, 2021, Zhejiang Jingmai Electronic Commerce Ltd. leases new office in Zhejiang, China. The lease term of the office space is from January 5, 2021 to April 5, 2022, and the rent-free period is from January 5, 2021 to April 5, 2021. The monthly rent is approximately $397 (RMB 2,600). The operating lease is listed as separate line item on the Company’s condensed consolidated financial statements and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as a separate line item on the Company’s condensed consolidated financial statements.

Operating lease right-of-use assets and liabilities commencing after January 1, 2021 are recognized at commencement date based on the present value of lease payments over the lease term. For the nine months ended March 31, 2021, the Company recognized approximately $934 in total operating lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Nine Months ended March 31, 2021
Cash paid for operating lease liabilities	$-
Weighted-average remaining lease term	1.0
Weighted-average discount rate	5%
Minimum future lease payments	$4,636

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending March 31:

2022	$4,762
2023	-
2024	-
2025	-
2026 and thereafter	-
Total undiscounted lease liabilities	4,762
Less: Amount representing interest	(126)
Total present value of minimum lease payments	$4,636

Note 6 – Advances and Deposits

Advances and deposits amounted to $32,526 and $4,274,500, as of March 31, 2021 and June 30, 2020, respectively, of which $2,000 and $302,000 pertains to a related party (See Note 9).

Note 7 – Accrued Expenses and Other Payables

As of March 31, 2021 and June 30, 2020, accrued expenses and other payables amounted to $85,140 and $26,416, respectively. Other payable as of June 30, 2020 had $1,330 payable to related party (See Note 9). In September 2020, $1,330 payable to related party has been repaid.

Note 8 – Stockholders’ Equity

Shares Authorized

On March 30, 2020, the Company filed a Certificate of Amendment with the State of Nevada, increasing the number of authorized shares to 1,020,000,000 par value $0.001; comprising of 1,000,000,000 of common stock and 20,000,000 of preferred stock.

Common Stock

On March 14, 2018 the Company exchanged 5,000,000 shares of common stock to the former President in return of her services valued at $5,000.

Pursuant to a Form S-1 Registration Statement, in June, 2020, the Company sold 1,960,000 shares of Common Stock, par value of $0.001 per share, for the total aggregate proceeds of $19,600.

On November 2, 2020, the Company issued 7,049,945 shares of common stock at the sale price range from $0.06 to $2 per share, to 436 unrelated and one related party.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 14,009,945 shares and 6,960,000 shares as of March 31, 2021 and June 30, 2020, respectively.

Note 9 – Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship
HangJin Chen	President/CEO/CFO/Secretary/Director
Youcheng Chen	Father of CEO HangJin Chen
Li Weiwei	President/CEO/CFO/Secretary/Director (Former)

On June 16, 2020, the Company issued 300,000 shares of common stock to a related party (the Company’s CEO’s father) at $1.00 per share which was subsequently cancelled on June 30, 2020. The consideration of $300,000 is recorded as advances and deposits under current liabilities in the consolidated balance sheets. On November 2, 2020, 300,000 shares of common stock were issued.

On June 20, 2020, the Company issued 10,000,000 shares of common stock to HangJin Chen, the Company’s CEO at $0.0002 per share which were subsequently cancelled on June 30, 2020. The consideration of $2,000 is recorded as advances and deposits under current liabilities in the consolidated balance sheets.

On July 1, 2020, the Company received a deposit of $2,000 from a related party Youcheng Chen. This deposit is recorded as advances and deposits under current liabilities. On November 2, 2020, the Company issued 33,333 shares of common stock at the sale price $0.06 per share to a related party Youcheng Chen.

Loan from related party represent the advances to the Company by former President and Director in the amount of $19,974 as of March 31, 2021 and June 30, 2020, respectively. The loan is unsecured, non-interest bearing and due on demand. The Company has not recorded any imputed interest expense for the nine months ended March 31, 2021 and 2020.

Note 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2021 to the date these condensed consolidated financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview of the Business

The Company was incorporated on March 14, 2018 under the laws of the State of Nevada. The Company’s principal business is the development of internet and personal computer security software products. The Company is engaged in E-Commerce business.

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	Three months ended 3/31/21	Three months ended 3/31/20	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$765,616	$-	$765,616	n/a
Operating expenses	53,669	28,303	25,366	89.62%
Net income (loss)	45,207	(28,303)	73,510	259.72%
Income (Loss) per share of common stock	0.00	(0.00)	-	n/a

We recorded net income of $45,207 for the three months ended March 31, 2021 as compared with a net loss of $28,303 for the three months ended March 31, 2020 primarily due to the ramp-up of the Company’s business operations in the relevant periods.

Nine Months Ended March 31, 2021 Compared to the Nine Months ended March 31, 2020

The following table summarizes the results of our operations for the nine months ended March 31, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current nine-month period to the prior nine-month period:

Line Item	Nine months ended 3/31/21	Nine months ended 3/31/20	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$8,499,788	$-	$8,499,788	n/a
Operating expenses	148,509	45,692	102,817	225.02%
Net income (loss)	1,025,050	(45,692)	1,070,742	2,343.39%
Income (Loss) per share of common stock	0.09	(0.01)	0.10	1,546.58%

We recorded net income of $1,025,050 for the nine months ended March 31, 2021 as compared with a net loss of $45,692 for the nine months ended March 31, 2020 primarily due to the ramp-up of the Company’s business operations in the relevant periods.

Liquidity and Capital Resources

As of March 31, 2021, we had total assets of $12,806,768, working capital of $12,140,670 and an accumulated stockholders’ equity of $12,215,605. We recorded $8,499,788 in revenues for the nine months ended March 31, 2021, while we had no revenues in the nine months ended March 31, 2020.

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2021 was $2,578,186 primarily as a result of net income of $1,025,050, depreciation and amortization expense of $8,215 and due to net increase in operating assets of $3,611,451 due to increase in accounts receivable of $3,470,436, increase in advance to suppliers of $622,291, increase in accounts payable of $122,015, increase in accrued expenses and other payables of $58,442, increase in tax payable of $268,581 and increase in advances and deposits of $29,945, offset by decrease in prepaid expenses of $3,623 and decrease in other payable to related party of $1,330. Cash used in operating activities for the nine months ended March 31, 2020 was $21,084 primarily due to the net loss of $45,692, and due to net increase in operating liabilities of $24,608 as a result of increase in prepaid expenses of $918, increase in accounts payable of $16,059 and increase in accrued expenses and other payable of $9,467.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2021 was $8,162,519 primarily due to loan of $8,085,285  advanced to the customer, and cash paid for the acquisition of property and equipment of $77,234. Net cash used in investing activities for the nine months ended March 31, 2020 was $0.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2021 was $6,232,225 primarily due to cash proceeds from sale of common stock of $6,230,225 to third party investors, and cash proceeds from sale of stock of $2,000 received from related party. Net cash provided by financing activities for the nine months ended March 31, 2020 was $5,000 as a result of loan received by the Company from a related party.

We recorded a gain of $554,246 for the nine months ended March 31, 2021 as a result of effect of exchange rate fluctuation on cash and cash equivalents.

As a result of the above explanations, we recorded a net decrease in cash of $3,954,235 for the nine months ended March 31, 2021 as compared to a decrease in cash of $16,084 for the same comparable period in 2020.

Future Capital Requirements

Our capital requirements for the fiscal year ending June 30, 2021 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts, and being a public company.

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions, that would generate sufficient resources to ensure continuation of our operations. Management believes that the Company’s cash on hand will be sufficient to fund all Company obligations and commitments for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies to augment our working capital as required

The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities and limit our operations which could have a material adverse effect on our business, financial condition and results of operations.

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to sell its stock to the investing community and obtain necessary financing to continue operations, and the attainment of profitable operations. Although the Company recorded a net income of $1,025,050 for the nine months ended March 31, 2021, it has used net cash flows in operating activities of $2,578,186, and has a net decrease in cash of $3,954,236 for the nine months ended March 31, 2021. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The interim condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Inflation

The amounts presented in our financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the nine months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Beijing, China on August 10, 2021.

SHENGDA NETWORK TECHNOLOGY, INC.

By:	/s/ HangJin Chen
Name:	HangJin Chen
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ HangJin Chen
HangJin Chen	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	August 10, 2021

