Form 10-K
period 2021-06-30
Shengda Network Technology, Inc.
filed 2021-09-28
CIK 1753931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to _______________

Commission File Number: 333-227526

SHENGDA NETWORK TECHNOLOGY, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	35-2606208
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

Floor 4, Building 3A LuGang WebMall Town, ChouJiang, YiWu Jinhua City, Zhenjiang Province China	322000
(Address of principal executive offices)	(Zip Code)

(778) 888-2886

Issuer’s telephone number, including area code:

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2020) $247,818,537.

As of September 28, 2021, there were 14,009,945 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Shengda Network Technology, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other U.S. Securities and Exchange Commission (the “SEC”) filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.	BUSINESS.

Background

Shengda Network Technology, Inc. (formerly known as “Soltrest, Inc.”) (the “Company”) was incorporated on March 14, 2018 in the State of Nevada. On March 30, 2020, we filed an amendment to its Articles of Incorporation changing our name to “Shengda Network Technology, Inc.”

On April 20, 2020, we purchased 100% of the shares of Peaker International Trade Group Limited (Hong Kong) (“Peaker”) for a total purchase price of US$1,330. Peaker presently owns 100% of Zhejiang Jingmai Electronic Commerce Ltd., which is located in Zhejiang province, China. Thereafter, on May 15, 2020, Peaker incorporated in China a 100%-owned subsidiary, Zhejiang Jingmai Electronic Commerce Ltd. (China) which is intended to serve as an operating company in China for our activities in China.

Description of Product or Services

We provide portals (similar to Amazon, Inc.) for the sale of products offered by reliable manufacturers and merchants at competitive prices. Products run the gamut from electronics to daily consumable products, food and clothing.

Target Market and Clients/Potential Clients

Our current target market is China. The products supplied through our channels are high-quality and readily available products offered by a significant number of registered companies to members on our sales portals. At this date, we have over 500,000 registered and active members. We also do online market promotion through our online shopping malls and membership networks, word of mouth and social media such as WeChat. We also intend to offer products through offline stores and customer service centers. It is our goal to build the strongest Internet shopping channel in China.

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

Source of Revenue

We have identified three main marketing client groups associated with the various streams of revenue:

Source #1 – Individual PC or other internet enabled device users with WebMall Sales and Service - Today several billion people use personal computers or other internet enabled devices. Capturing a small sector of this user population could allow us to sell our products and services at a very attractive and affordable prices.

Source #2 – Small companies.

Source #3 – Medium sized companies

Growth Strategy

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

The online sales industry is highly competitive. We compete with other numerous other firms, including larger regional, national and international firms that may have financial, operational, technical and marketing resources that exceed our own. Among these competitors are Amazon, Inc., Alibaba, Jingdong, and PinDuoDuo. Competitive factors include the level of technical expertise and experience, industry reputation, quality of work, price, geographic presence, dependability, availability of skilled personnel and financial stability. Our management believes that we can compete favorably with our competitors on the basis of these factors. There can be no assurance that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position.

Competitive Advantages

We believe that our business model provides certain competitive advantages:

●	Offering free membership to consumers who utilize our services, including preferential shipping;

●	Offering a sharing of the economic benefits by offering discounts and rebates to regular customers; and

●	Providing superior customer services through all sales portals and physical locations.

Employees

As of September 28, 2021, we had ten employees, all of which were full-time.

Uncertainties Facing the Company

As an early-stage company, the Company expects to experience losses in the near term. The Company needs to generate additional revenue or locate additional financing in order to continue its developmental plans. There is no guarantee that the Company will be able to identify sufficient numbers of customers to generate enough revenues to continue operations or proceed with developing its business in accordance with its business plan.

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

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19). On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Report, many states in the United States are still experiencing high rates of infection and many countries around the world, including the United States and China, have taken steps to restrict travel. The existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the markets in which we operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We lease office space on the 4th floor of Block 3A, Lugang E-commerce Town, Yiwu City, Zhejiang Province.

ITEM 3.	LEGAL PROCEEDINGS.

We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Common Stock

Our common stock is quoted on the OTC Pink under the symbol “SDWL.” The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED JUNE 30, 2021	First	$27.505	$5.01
	Second	$27.505	$27.505
	Third	$27.505	$27.505
	Fourth	$27.505	$27.505

	Quarter	High	Low
FISCAL YEAR ENDED JUNE 30, 2020	First	$0.0003	$0.0003
	Second	$2.15	$0.0003
	Third	$2.00	$2.00
	Fourth	$6.00	$2.00

Our common stock is considered to be penny stock under rules promulgated by the SEC. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Preferred Stock

Series A Preferred Stock

Pursuant to the Company’s Articles of Incorporation and applicable Nevada law, on November 10, 2020, the Board of Directors of the Company adopted and approved the Series A Preferred Stock.

Designation, Amount, and Rank

The shares of such series shall be designated as “Series A Preferred Stock” (the “Series A Preferred Stock”), and the number of shares constituting such series shall be 1,000,000. The original issue price (“Series A Original Issue Price”) of each share of Series A Preferred Stock shall be $1.00.

The Series A Preferred Stock shall, with respect to dividend rights, rights upon liquidation, winding up or dissolution, and redemption rights, rank (1) junior to any other class or series of preferred stock hereafter duly established by the Board of Directors of the Corporation, the terms of which shall specifically provide that such class or series shall rank prior to the Series A Preferred Stock as to the payment of dividends or upon redemption and distribution of assets upon liquidation, winding up or dissolution (the “Senior Preferred Stock”), (2) pari passu with any other class or series of preferred stock hereafter duly established by the Board of Directors of the Corporation, the terms of which shall specifically provide that such class or series shall rank pari passu with the Series A Preferred Stock as to the payment of dividends or upon redemption and distribution of assets upon liquidation, winding up or dissolution (the “Parity Preferred Stock”) and (3) prior to any other class or series of preferred stock or other class or series of capital stock of or other equity interests in the Corporation, including, without limitation, all classes of the Common Stock of the Corporation, whether now existing or hereafter created (all of such classes or series of capital stock and other equity interests of the Corporation, including, without limitation, the Common Stock, are collectively referred to as the “Junior Securities”).

Dividends

The holders of Series A Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors of the Corporation. The right to dividends on shares of Series A Preferred Stock shall be non-cumulative and no right shall accrue to holders of Series A Preferred Stock by reason of the fact that dividends on said shares are not declared in any prior period.

Liquidation Preference

In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, distributions to the stockholders of the Corporation shall be made in. the following manner:

(a) Series A Preferred Stock Preference. With respect to such liquidation, dissolution or winding up, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of Junior Securities but after distribution of such assets among, or payment thereof to holders of any Senior Preferred Stock, an amount equal to the Series A Original Issue Price for each share of Series A Preferred Stock plus an amount equal to all declared but unpaid dividends on Series A Preferred Stock (the “Series A Liquidation Preference”).

(b) Distributions. After the payment of the full Series A Liquidation Preference as set forth in Section C(1), the remaining assets of the Corporation legally available for distribution, if any, shall be distributed ratably to the holders of the Common Stock in an amount equal to the Series A Liquidation Preference; after such distribution to the holders of the Common Stock, the remaining assets of the Corporation legally available for distribution, if any, shall be distributed ratably (subject to Section C(1)(c) among the Series A Preferred Stock and the Common Stock.

(c) Proportionate Payments. If the assets and funds legally available for distribution among the holders of Series A Preferred Stock shall be insufficient to permit the payment to the holders of the full Series A Liquidation Preference, then the assets and funds shall be distributed ratably among holders of Series A Preferred Stock in proportion to the number of shares of Series A Preferred Stock owned by each holder.

Voting Rights

Except as otherwise provided in the Certificate of Designation or required by law, the holders of the Series A Preferred Stock shall be entitled to vote, in the same manner and with the same effect as the holders of Common Stock, voting together with the holders of Common Stock as a single class. For this purpose, the holders of Series A Preferred Stock shall be given notice of any meeting of stockholders as to which the holders of Common Stock are given notice in accordance with the bylaws of the Corporation. As to any matter on which the holders of Series A Preferred Stock shall be entitled to vote, the holders of the outstanding Series A Preferred Stock shall have voting rights equal to an aggregate of seventy-five percent (75%) of the total shares entitled to vote by both (i) the holders of all of the then outstanding shares of Common Stock (whether or not such holders vote) and (ii) the holders of all of the then outstanding shares of voting shares of the Company. Notwithstanding anything in the Certificate of Designation to the contrary, the consent of the holders of a majority of all of the shares of Series A Preferred Stock voting as a separate class at the time outstanding shall be required to (i) authorize or issue any class or series of capital stock of the Corporation ranking senior to, or in parity with, the Series A Preferred Stock, or (ii) authorize or issue any class or series of capital stock or bonds, debentures, notes or other securities or obligations of the Corporation ranking senior to, or on parity with, the Series A Preferred Stock. The consent of the holders of the Series A Preferred Stock at the time outstanding shall not be required to (i) authorize or issue any class or series of capital stock of the Corporation ranking junior to such class of Series A Preferred Stock, or (ii) authorize or issue any class or series of capital stock or bonds, debentures, notes or other securities or obligations of the Corporation convertible into, or exercisable or exchangeable for, any class or series of capital stock of the Corporation ranking junior to the Series A Preferred Stock.

Redemption

The Company shall have the right to redeem the Series A Preferred Stock, plus any accrued and unpaid dividends, in whole but not in part, at any time or from time to time (the “Redemption”), at a cash redemption price equal to the aggregate Series A Original Issue Price the Series A Preferred Stock being redeemed (the “Redemption Amount”) plus an amount equal to the amount of the accrued and unpaid dividend thereon. In the event the Company elects to redeem the Series A Preferred Stock, the Company shall deliver a written notice to the Holder of the Series A Preferred Stock at the Holder’s last known address as set forth in the Series A Preferred Stock Register, advising the Holder of the Redemption (the “Redemption Notice”). Upon delivery by the Company of the Redemption Notice, the Company shall have ten (10) days to redeem all, but not less than all, of the Series A Preferred Stock, plus the amount of the accrued and unpaid dividend thereon.

Holders

As of the close of business on September 28, 2021, we had approximately 450 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Equity Stock Transfer LLC, 237 W 37th St Suite 602, New York, NY 10018, (212) 575-5757, www.equitystock.com. The transfer agent is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and operates under the regulatory authority of the SEC and FINRA. In addition, we have one holder of 50,000 shares of Preferred Stock as of the close of business on September 28, 2021.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2021, we had no securities authorized for issuance under equity compensation plans either approved or not approved by our shareholders.

Recent Sales of Unregistered Securities

On July 15, 2020, the Company sold an aggregate of 723,500 shares of Common Stock to 72 investors for aggregate gross proceeds of $1,447,000.

On July 20, 2020, the Company sold an aggregate of 499,328 shares of Common Stock to 49 investors for aggregate gross proceeds of $998,656.

On July 28, 2020, the Company sold an aggregate of 606,928 shares of Common Stock to 52 investors for aggregate gross proceeds of $1,213,856.

On August 31, 2020, the Company sold an aggregate of 803,500 shares of Common Stock to 92 investors for aggregate gross proceeds of $1,607,000.

On September 15, 2020, the Company sold an aggregate of 531,856 shares of Common Stock to 98 investors for aggregate gross proceeds of $963,713. In addition, the Company issued 33,333 shares of common stock to a related party for a cash consideration of $2,000.

On November 20, 2020, the Company issued 50,000 shares of Series A Preferred Stock in settlement of advances payable to an officer of $2,000.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

ITEM 6.	[RESERVED].

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Concerning Factors That May Affect Future Results

This Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements.

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “should,” “could,” “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:

●	the Company’s strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,

●	worldwide economic, political, and capital markets conditions, such as interest rates, foreign currency exchange rates, financial conditions of our suppliers and customers, and natural and other disasters or climate change affecting the operations of the Company or our suppliers and customers,

●	new business opportunities, product development, and future performance or results of current or anticipated products,

●	the scope, nature or impact of acquisition, strategic alliance and divestiture activities,

●	the outcome of contingencies, such as legal and regulatory proceedings,

●	future levels of indebtedness, common stock repurchases and capital spending,

●	future availability of and access to credit markets,

●	asset impairments,

●	tax liabilities,

●	information technology security, and

●	the effects of changes in tax (including the newly enacted Tax Cuts and Jobs Act), environmental and other laws and regulations in the United States and other countries in which we operate.

Overview

We were incorporated on March 14, 2018 in the State of Nevada. On March 30, 2020, we filed an amendment to our Articles of Incorporation changing our name to “Shengda Network Technology, Inc.”

On April 20, 2020, we purchased 100% of the shares of Peaker for a total purchase price of US$1,330. Peaker presently owns 100% of Zhejiang Jingmai Electronic Commerce Ltd., which is located in Zhejiang province, China. Thereafter, on May 15, 2020, Peaker incorporated in China a 100%-owned subsidiary, Zhejiang Jingmai Electronic Commerce Ltd. (China) which is intended to serve as an operating company in China for our activities in China.

Results of Operations

Fiscal Year Ended June 30, 2021 Compared to June 30, 2020

The following table summarizes the results of our operations during the fiscal years ended June 30, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or decrease from the current 12-month period to the prior 12-month period:

Line Item	6/30/2021	6/30/2020	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$9,489,187	$253,803	$9,235,384	3,638%
Operating expenses	4,020,368	97,319	3,923,049	4,031%
Other income	20,049	131	19,918	15,205%
Net loss	(2,716,347)	(57,003)	2,659,344	4,665%
Loss per share of common stock	(0.23)	(0.01)	(0.22)	2,200%

During the year ended June 30, 2021, we had revenues of $9,489,187, compared to revenues of $253,803 for the year ended June 30, 2020, an increase of $9,235,384 (3,638%) due to the company’s maturing its business in 2021 by distributing and selling its products from multiple outlets, resulting in increase in sales.

Operating expenses totaled $4,020,368 for the year ended June 30, 2021, compared to $97,319 for the year ended June 30, 2020, an increase of $3,923,049 (4,031%) attributable due to the increased business.

We recorded a net loss of $2,716,347 for the fiscal year ended June 30, 2020 as compared with a net loss of $57,003 for the fiscal year ended June 30, 2020 due primarily to an increase in operating expense.

Liquidity and Capital Resources

Liquidity and Capital Resources for the year ended June 30, 2021 compared to the year ended June 30, 2020

	June 30, 2021	June 30, 2020
Summary of Cash Flows:
Net cash (used in) provided by operating activities	$(2,562,524)	$14,155
Net cash used in investing activities	(8,443,822)	-
Net cash provided by financing activities	6,232,225	4,279,500
Foreign exchange rate fluctuations gain (loss)	646,728	(39,531)
Net increase (decrease) in cash	(4,127,393)	4,254,124
Beginning - cash on hand	4,271,326	17,202
Ending - cash on hand	$143,933	$4,271,326

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

●	Curtail our operations significantly, or

●	Seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to technology platform and correlated services, or

●	Explore other strategic alternatives including a merger or sale of our Company.

Operating Activities

Net cash used in operating activities of $2,562,524 for the year ended June 30, 2021, was primarily a result of loss of $2,716,347, depreciation and amortization of $12,871, provision for uncollectible receivables of $3,749,348, and increase in operating assets and liabilities of $3,608,396 due to increase in accounts receivable of $4,177,743, decrease in prepaid expense of $4,325, increase in accounts payable of $467,573, increase in accrued expenses and other payable of $68,577, increase in advances and deposits of $30,202 and decrease in other payables – related party of $1,330. Net cash provided by operations of $14,155 for the year ended June 30, 2020 was primarily a result of loss of $57,003, and increase in operating assets and liabilities of $72,488 due to increase in prepaid expenses of $4,144, increase in accounts payable of $46,330, increase in payroll payable of $3,373, increase in accrued expenses and other payables of $25,599, and increase in other payable - related party of $1,330.

Investing Activities

Net cash used in investing activities for the year ended June 30, 2021 of $8,443,822, resulted from cash advanced to a customer as loan receivable of $8,365,926, and cash paid for purchase of a vehicle of $77,896. We did not use cash for investing activities for the year ended June 30, 2020.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2021 was $6,232,225, which consisted of cash proceeds of $6,230,225 received from the sale of common stock, and cash received of $2,000 from an officer for our working capital needs. Net cash provided by financing activities for the year ended June 30, 2020 was $4,279,500, which consisted of cash received of $5,000 for our working capital needs, cash proceeds of $302,000 received for sale of common stock to a related party, and cash proceeds of $3,972,500 received from the sale of our common stock.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for the fiscal year ending June 30, 2022 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the year ended June 30, 2021, we recorded a net loss of $2,716,347, had net cash used in operating activities of $2,562,524, and accumulated deficit of $2,796,477. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Our management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that the Company’s cash on hand will not be sufficient to fund all of our obligations and commitments for the next twelve months. Historically, we have depended on equity and debt capital raises to provide us with working capital as required. There is no guarantee that such funding will be available in the future and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

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

Critical Accounting Policies

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

JUNE 30, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shengda Network Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Shengda Network Technology, Inc. (the “Company”) as of June 30, 2021, and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern. As described in Note 1 to the financial statements, the Company recorded a net loss for the year ended June 30, 2021, used net cash flows in operating activities, and has a net decrease in cash for the year ended June 30, 2021. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ SS Accounting & Auditing, Inc.

We have served as the Company’s auditor since 2020.

Plano, Texas

September 28, 2021

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020
ASSETS

Current Assets
Cash and cash equivalents	$143,933	$4,271,326
Account receivable, net	2,602,392	-
Loan receivable, net	6,417,350	-
Prepaid expense	-	4,129
Total Current Assets	9,163,675	4,275,455

Right of use asset - operating	2,813	-
Property and equipment, net	68,508	-

Total Assets	$9,234,996	$4,275,455

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$526,722	$47,085
Related party loans	19,974	19,974
Accrued expenses and other payables	98,354	28,942
Advances and deposits	30,976	3,972,500
Advances and deposits - related party	-	302,000
Operating lease liabilities	4,746	-
Other payable - related party	-	1,330
Total Current Liabilities	680,772	4,371,831

Total Liabilities	680,772	4,371,831

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized; 50,000 shares and 0 shares issued and outstanding at June 30, 2021 and 2020, respectively	50	-
Common Stock, $0.001 par value, 1,000,000,000 shares authorized; 14,009,945 shares and 6,960,000 shares issued and outstanding at June 30, 2021 and 2020, respectively	14,010	6,960
Additional paid-in capital	10,515,935	16,310
Retained earnings (Accumulated loss)	(2,796,477)	(80,130)
Accumulated other comprehensive income (loss)	820,706	(39,516)
Total Stockholders’ Equity (Deficit)	8,554,224	(96,376)
Total Liabilities and Stockholders’ Equity	$9,234,996	$4,275,455

The accompanying notes are an integral part of consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the years ended June 30,
	2021	2020

Revenue	$9,489,187	$253,803

Cost of Revenue	7,828,750	213,617

Gross Profit	1,660,437	40,185

Operating Expenses
Professional expenses	125,989	86,152
General and administrative expenses	3,894,379	11,167
Total Operating Expenses	4,020,368	97,319

(Loss) Income from Operations	(2,359,931)	(57,134)

Other Income (Expense)
Interest expense	(114)	-
Interest income	21,077	161
Other expense	(33)	-
Bank charges	(881)	(30)
Total Other Income (Expense)	20,049	131

Income (Loss) before Income Taxes	(2,339,882)	(57,003)

Income Tax Expense	376,465	-

Net Income (Loss)	$(2,716,347)	$(57,003)

Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	860,222	(39,516)

Total Other Comprehensive Income (Loss)	$(1,856,125)	$(96,519)

Basic and Diluted Net Income (Loss) per Common Share	$(0.23)	$(0.01)

Weighted-average Number of Common Shares Outstanding	11,595,580	6,960,000

The accompanying notes are an integral part of consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,716,347)	$(57,003)
Adjustments to Reconcile from Net Loss to Net Cash (Used in) Provided by Operating Activities
Depreciation and amortization	12,871	-
Provision for uncollectible accounts	3,749,348
Changes in Operating Assets and Liabilities:
(Increase) in account receivable	(4,177,743)	-
Decrease (Increase) in prepaid expenses	4,325	(4,144)
Increase in accounts payable	467,573	46,330
Increase in payroll payable	-	3,373
Increase in accrued expenses and other payables	68,577	25,599
Increase in advances and deposits	30,202	-
(Decrease) increase in other payable - related party	(1,330)	1,330
Net Cash (Used in) Provided by Operating Activities	(2,562,524)	14,155

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	(8,365,926)	-
Acquisition of plant and equipment	(77,896)	-
Net Cash Used in Investing Activities	(8,443,822)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from related party	-	5,000
Proceeds from sale of preferred stock to a related party	2,000	-
Proceeds for sale of common stock to related party	-	302,000
Proceeds for sale of common stock	6,230,225	3,972,500
Net Cash Provided by Financing Activities	6,232,225	4,279,500

Effect of Exchange Rate Fluctuations on Cash	646,728	(39,531)

Net (Decrease) Increase in Cash	(4,127,393)	4,254,124

Cash - Beginning of Period	4,271,326	17,202

Cash - End of Period	$143,933	$4,271,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

SUPPLEMENTAL DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of cash advances from related party into common stock	$302,000	$-
Conversion of cash advances received into common stock	$3,972,500	$-

The accompanying notes are an integral part of consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional	Retained	Accumulated Other	Stockholders’
Year Ended June 30, 2021	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Income (Loss)	Equity (Deficit)

Balance - June 30, 2020	-	$-	6,960,000	$6,960	$16,310	$(80,130)	$(39,516)	$(96,376)
Issuance of common shares for cash	-	-	3,165,112	3,165	6,227,060	-	-	6,230,225
Issuance of common stock upon conversion of advances	-	-	3,551,500	3,552	3,968,948	-	-	3,972,500
Issuance of common stock to related party	-	-	333,333	333	301,667	-	-	302,000
Issuance of preferred shares for cash to a related party	50,000	50	-	-	1,950	-	-	2,000
Net loss	-	-	-	-	-	(2,716,347)	-	(2,716,347)
Foreign currency translation adjustment	-	-	-	-	-	-	860,222	860,222
Balance - June 30, 2021	50,000	$50	14,009,945	$14,010	$10,515,935	$(2,796,477)	$820,706	$8,554,224

	Preferred Stock		Common Stock		Additional	Retained	Accumulated Other	Stockholders’
Year Ended June 30, 2020	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Income (Loss)	Equity (Deficit)

Balance - June 30, 2019	-	$-	6,960,000	$6,960	$17,640	$(23,127)	$-	$1,473
Investment	-	-	-	-	(1,330)	-	-	(1,330)
Net loss	-	-	-	-	-	(57,003)		(57,003)
Foreign currency translation adjustment							(39,516)	(39,516)
Balance - June 30, 2020	-	$-	6,960,000	$6,960	$16,310	$(80,130)	$(39,516)	$(96,376)

The accompanying notes are an integral part of consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

Nature of Operations

 In these notes, the terms “us”, “we”, “it”, “its”, “Shengda”, the “Company” or “our” refer to Shengda Network Technology, Inc. and Subsidiaries. Shengda was incorporated under the laws of the State of Nevada on March 14, 2018 under the name Soltrest, Inc. and changed its name to Shengda Network Technology Inc.

The Company’s principal business is to provide portal for the sale of products offered by reliable manufacturers and merchants at competitive prices. Products run the gamut from electronics to daily consumable products, food and clothing.

On April 20, 2020, the Company purchased 10,000 shares of common stock of Peaker International Trade Group Limited (“Peaker”) for a total consideration of $1,330. These shares comprised of 100% of the then issued and outstanding shares of common stock of Peaker. Peaker was formed in 2018 in Hong Kong. On May 15, 2020, Peaker formed a Company in China Zhejiang Jingmai Electronic Commerce Ltd., of which Peaker is the sole shareholder.

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

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to sell its stock to the investing community and obtain necessary financing to continue operations, and the attainment of profitable operations. The Company recorded a net loss of $2,716,347 for the year ended June 30, 2021, used net cash flows in operating activities of $2,562,524, and has a net decrease in cash of $4,127,393 for the year ended June 30, 2021. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The interim condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of the Company’s management, the financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Peaker International Trade Group Limited and Peaker’s wholly-owned subsidiary Zhejiang Jingmai Electronic Commerce Ltd., in China. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at June 30, 2021 and 2020, respectively.

Accounts Receivable

Accounts receivable are generated primarily through sales to customers and are stated at invoiced amount, net of an allowance for doubtful accounts, and bear no interest. A provision for doubtful accounts is determined based on a specific review of outstanding customer balances and historical customer write-off amounts and is charged to operations at the time management determines these accounts may become uncollectible.

The Company establishes an individualized credit and collection policy based on each individual customer’s credit history. The Company does not have a uniform policy that applies equally to all customers. The collection period usually ranges from three months to twelve months. The Company grants extended payment terms only when the Company believes that the payment will be collectible at the end of the term. The Company grants extended payment terms to customers based on the following factors: (a) whether or not the Company views a real need, from the customer’s perspective for the extension, and (b) the Company’s relationship with the customer, and the Company’s long-term business prospects.

The Company reviews the accounts receivable on a periodic basis and based on its reviews, the Company recorded allowance for doubtful accounts of $1,640,389 and $0 as of June 30, 2021 and 2020, respectively.

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

Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the years ended June 30, 2021 and 2020, respectively.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of June 30, 2021, the Company did not have any finance lease.

Similar to other long-lived assets, right-of-use assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. See Note 5, “Leases,” for additional information.

Revenue Recognition

The Company is engaged in generating revenue through online networking sales. Shengda Network Technology is neither involved in production nor holding any inventory. The Company mainly sells products through a significant number of registered companies to members of its sales portal. The Company intends to offer products through offline stores and customer service centers.

The Company recognizes revenues when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In that determination, under ASC 606, Revenue From Contracts With Customers, the Company follows a five-step model that includes: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company records the revenue once all the above steps are completed.

Fair Value Measurements

The Company has established a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 Fair Value Measurement, prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s other current financial assets and current financial liabilities have fair values that approximate their carrying values.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash deposited with banks. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of June 30, 2021 and 2020, the Company’s bank account in the United States had no balances exceeding FDIC insurance of $250,000.

The Company’s bank account in People’s Republic of China (“PRC”) is protected by FSD insurance. As of June 30, 2021 and 2020, the Company’s bank account in PRC had $140,277 and $4,269,349, respectively, exceeding FSD insurance of RMB 500,000 as of June 30, 2021.

Major Customer

The Company has one major customer that accounted for 56% of revenues totaling $5,278,370 for the year ended June 30, 2021. The Company has one major customer that accounted for 100% of revenues totaling $253,803 for the year ended June 30, 2020.

Major Vendor

The Company has two major vendors that accounted for 71% and 29% of purchase amount totaling $7,828,750 for the year ended June 30, 2021, respectively. The Company has one major vendor that accounted for 100% of purchase amount totaling $213,617 for the year ended June 30, 2020.

Commitment and Contingencies

The Company is committed to pay operating lease costs of $4,832 during the next twelve months.

Income Taxes

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

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminates certain exceptions within ASC 740, “Income Taxes,” and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company evaluated the impact that with the adoption of ASU 2019-12, and it did not have any impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

Note 3 - Loan Receivable

On October 25, 2020, the Company signed an agreement with an unrelated party, which is also the Company’s major customer. The Company agreed to loan the customer the $9,292,817 (RMB60,000,000) at an annual interest rate of 7.2%. The actual loan amount shall prevail within the total amount. The loan is guaranteed by a Company’s supplier and due on October 25, 2021. The borrower is required to pay all the principal and the relevant interest in full amount on the due date. The Company has recorded an allowance for uncollectible amount of $2,108,959 as of June 30, 2021. The total loan receivable, net of allowance amounted $6,417,350 and $0 as of June 30, 2021 and 2020, respectively.

The Company assessed the implication on ASC 606, Revenue From Contracts With Customers, and determined that the terms of the loan are at the fair market value and does not impact the revenue recognition of the Company.

Note 4 – Property and Equipment

Property and equipment consisted of the cost of a vehicle. As of June 30, 2021 and 2020, property and equipment costs were $79,892 and $0, and accumulated depreciation of $11,384 and $0, respectively. For the years ended June 30, 2021 and 2020, depreciation expense including amortization of right of use assets amounted to $ 12,871 and $0, respectively.

Note 5 – Leases

The Company has an operating lease for the rental of office space. Rent expense for the operating lease amounted to $3,398 and $0 for years ended June 30, 2021 and 2020, respectively. The lease term was from May 11, 2020 and expired on December 10, 2020. The Company had paid rent up until December 10, 2020.

On January 5, 2021, Zhejiang Jingmai Electronic Commerce Ltd. leased an office in Zhejiang, China. The lease term of the office is from January 5, 2021 to April 5, 2022. There is rent-free period which is from January 5, 2021 to April 5, 2021. The monthly rent is approximately $403.

The operating lease is listed as a separate line item on the Company’s consolidated financial statements. The operating lease represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as a separate line item on the Company’s consolidated financial statements.

Operating lease right-of-use assets and liabilities commencing after January 1, 2021 are recognized at commencement date based on the present value of lease payments over the lease term. For the year ended June 30, 2021, the Company recorded $1,885 in total operating lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating right of use assets and related lease liabilities are as follows:

Year ended June 30, 2021
Cash paid for operating lease liabilities	$-
Weighted-average remaining lease term	0.75
Weighted-average discount rate	5%
Minimum future lease payments	$4,746

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending June 30:

2022	$4,832
2023 and thereafter	-
Total undiscounted lease liabilities	4,832
Less: Amount representing interest	(86)
Total present value of minimum lease payments	$4,746

Note 6 – Advances and Deposits

Advances and deposits amounted to $30,976 and $3,972,500 as of June 30, 2021 and 2020, respectively. Advances are received from the customers for the sale of products in the normal course of business and adjusted against the payments due to them. The Company received advances from related party totaling $0 and $302,000 as of June 30, 2021 and 2020, respectively, for its working capital requirements (See Note 9). The June 30, 2020 balance for advances and deposits represent the proceeds from the sale of 13,899,000 common stock at the sale price range from $0.0002 to $2 per share, to 72 unrelated and 2 related parties. As these common shares were cancelled soon after issuance in the month of June 2020 due to legal non-compliance, the proceeds are reported as advances and deposits under current liabilities.

Note 7 – Accrued Expenses and Other Payables

As of June 30, 2021 and 2020, accrued expenses and other payables amounted to $98,354 and $28,942, respectively. Other payables include $1,330 payable to a related party (See Note 9) as of June 30, 2020. In September 2020, other payable to a related party totaling $1,330 were paid in full.

Note 8 – Stockholders’ Equity

The Company’s capitalization at June 30, 2021 was 1,000,000,000 authorized common shares with a par value of $0.001 per share, and 20,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

On March 14, 2018, the Company exchanged 5,000,000 shares of its common stock to the former President in return of her services valued at $5,000.

In June 2020, the Company sold 1,960,000 shares of Common Stock, par value of $0.001 per share, for the total aggregate proceeds of $19,600.

On November 2, 2020, the Company issued 3,551,500 shares of common stock to investors for $3,972,500.

On November 2, 2020, the Company issued 3,165,112  shares of common stock to 436 investors for a cash consideration of $6,230,225. at the sale price of $2.00 per share. In addition, the Company issued 333,333 shares of common stock to a related party for cash proceeds of $302,000 (Note 9).

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 14,009,945 shares and 6,960,000 shares as of June 30, 2021 and 2020, respectively.

Preferred Stock

On November 10, 2020, the Company adopted a resolution to designate 1,000,000 shares as Series A Preferred Stock. The original issue price of each share of Series A preferred Stock shall be $1.00.

Right to Receive Dividends

The holders of Series A Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors of the corporation. The right to dividends on shares of Series A Preferred Stock shall be non-cumulative and no right shall accrue to holders of Series A Preferred Stock by reason of the fact that dividends on said shares are not declared in any prior period.

Liquidation Preference

In the event of any liquidation, dissolution, or winding up of the corporation, either voluntary or involuntary, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of Junior Securities but after distribution of such assets among, or payment thereof to holders of any Senior Preferred Stock, an amount equal to the Series A original issue price for each share of Series A Preferred Stock plus an amount equal to all declared but unpaid dividends on Series A Preferred Stock (the “Series A Liquidation Preference”).

After the payment of the full Series A Liquidation Preference, the remaining assets of the corporation legally available for distribution, if any, shall be distributed ratably to the holders of the Common Stock in an amount equal to the Series A Liquidation Preference; after such distribution to the holders of the Common Stock, the remaining assets of the corporation legally available for distribution, if any, shall be distributed ratably among the Series A Preferred Stock and the Common Stock. If the assets and funds legally available for distribution among the holders of Series A Preferred Stock shall be insufficient to permit the payment to the holders of the full Series A Liquidation Preference, then the assets and funds shall be distributed ratably among holders of Series A Preferred Stock in proportion to the number of shares of Series A Preferred Stock owned by each holder.

Voting Rights

Except as otherwise provided in the Certificate of Designation or required by law, the holders of the Series A Preferred Stock shall be entitled to vote, in the same manner and with the same effect as the holders of Common Stock, voting together with the holders of Common Stock as a single class. For this purpose, the holders of Series A Preferred Stock shall be given notice of any meeting of stockholders as to which the holders of Common Stock are given notice in accordance with the bylaws of the Corporation. As to any matter on which the holders of Series A Preferred Stock shall be entitled to vote, the holders of the outstanding Series A Preferred Stock shall have voting rights equal to an aggregate of seventy-five percent (75%) of the total shares entitled to vote by both (i) the holders of all of the then outstanding shares of Common Stock (whether or not such holders vote) and (ii) the holders of all of the then outstanding shares of voting shares of the Company.

Redemption

The Company shall have the right to redeem the Series A Preferred Stock, plus any accrued and unpaid dividends, in whole but not in part, at any time or from time to time (the “Redemption”), at a cash redemption price equal to the aggregate Series A original issue price the Series A Preferred Stock being redeemed (the “Redemption Amount”) plus an amount equal to the amount of the accrued and unpaid dividend thereon.

On November 20, 2020, the Company issued 50,000 shares of Series A Preferred Stock in settlement of cash advances payable to an officer of $2,000 (Note 9).

The total issued and outstanding shares of Preferred Stock were 50,000 shares and 0 shares, at June 30, 2021 and 2020, respectively.

Note 9 – Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship
HangJin Chen	President/CEO/CFO/Secretary/Director
Youcheng Chen	Father of CEO HangJin Chen
Li Weiwei	President/CEO/CFO/Secretary/Director (Former)

On June 16, 2020, the Company issued 300,000 shares of common stock to a related party (the Company’s CEO’s father) at $1.00 per share, that was subsequently cancelled on June 30, 2020. The consideration of $300,000 is recorded as advances and deposits under current liabilities in the consolidated balance sheets. On November 2, 2020, 300,000 shares of common stock were issued to the related party (Note 6).

On June 20, 2020, the Company issued 10,000,000 shares of common stock to HangJin Chen, the Company’s CEO at $0.0002 per share which were subsequently cancelled on June 30, 2020. The consideration of $2,000 is recorded as advances and deposits under current liabilities in the consolidated balance sheets.

On July 1, 2020, the Company received a deposit of $2,000 from a related party Youcheng Chen. This deposit is recorded as advances and deposits under current liabilities. On November 2, 2020, the Company issued 33,333 shares of common stock in settlement of $2,000 deposit received from the related party Youcheng Chen (Note 6, 8).

On November 20, 2020, the Company issued 50,000 shares of Series A Preferred Stock in settlement of cash advances payable to an officer of $2,000 (Note 8).

Related party loans represent working capital advances to the Company by former President and Director in the amount of $19,974 as of June 30, 2021 and 2020, respectively. The loan is unsecured, non-interest bearing and due on demand. The Company has not recorded any imputed interest expense for the years ended June 30, 2021 and 2020, respectively (Note 12).

Note 10 – Income Taxes

Income tax expense for the years ended June 30, 2021 and 2020, is summarized as follows:

	June 30, 2021	June 30, 2020
Deferred:
Federal	$(570,433)	$(11,971)
State	-	-
Change in valuation allowance	570,433	11,971
Income tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	June 30, 2021	June 30, 2020
Tax at statutory tax rate	21%	21%
State taxes	—	—
Other permanent items	—	—
Valuation allowance	-21%	-21%
Income tax expense	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2021 and 2020, are as follows:

	June 30, 2021	June 30, 2020

Net Deferred Tax Asset
Net Operating Loss Carry-Forward	$2,796,477	$78,322
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	570,433	16,447
Less: Valuation Allowance	(570,433)	(16,447)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

Deferred income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

At June 30, 2021 and 2020, the Company had accumulated net operating losses of $2,796,477 and $80,130, respectively, for U.S. federal income tax purposes available to offset future taxable incomes. Management determined that it was unlikely that the Company’s deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

At June 30, 2021 and 2020, the Company’s deferred income tax assets and valuation allowance were $456,346 and $9,577, respectively.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2021, tax years 2019, 2018, and 2017 remain open for examination by the Internal Revenue Service. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

NOTE 11 – ACQUISITIONS

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

On May 15, 2020, Peaker set up a Company Zhejiang Jingmai Electronic Commerce Ltd., in China of which, Peaker is the sole shareholder.

Note 12 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2021 to the date these consolidated financial statements were available to be issued, and has determined that the following subsequent events or transactions would require recognition or disclosure in the consolidated financial statements.

On July 1, 2021, the former President and Director agreed to forgive the working capital advance of $19,974 given to the Company on March 20, 2020 (Note 9).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of June 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended June 30, 2021.

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

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

Management’s Remediation Initiatives

Given the financial resources available to us, we are not in a position to institute any realistic remediation of the identified material weaknesses and other deficiencies and enhance our internal controls. As such time as we commence operations and have financial resources to address and eliminate the identified weaknesses, we intend to take action to do so. Unfortunately, until we have such financial resources, the identified weaknesses will continue to exist.

Changes in Internal Control over Financial Reporting.

During the last quarter of our fiscal year ended June 30, 2021, there were no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

On October 25, 2020, the Company signed an agreement with an unrelated party, which is also the Company’s major customer. The Company agreed to loan the customer the $9,292,817 (RMB60,000,000) at an annual interest rate of 7.2%. The actual loan amount shall prevail within the total amount. The loan is guaranteed by a Company’s supplier and due on October 25, 2021. The borrower is required to pay all the principal and the relevant interest in full amount on the due date.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Positions Held

HangJin Chen	32	CEO, President, CFO, Treasurer, Secretary, and Director since 2020

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

Family Relationships

There are no family relationships among and between our directors, officers, persons nominated or chosen by us to become directors or officers, or beneficial owners of more than 5% of the any class of our equity securities.

Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of these persons has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

We currently have not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee

We do not have an Audit Committee; therefore, the Board of Directors has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services. Our Board of Directors pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

Code of Ethics

We have yet to adopt a formal Code of Ethics due to lack of resources. We plan on adopting a Code of Ethics during the fiscal year ending June 30, 2022.

ITEM 11.	EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officer and director, HangJin Chen, does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with Mr. Chen. Mr.Chen may receive a salary or other compensation for services that he provides to us in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial stock ownership as of September 28, 2021 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) named executive officers; (iii) each director of our company and our executive officers, and (iv) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
HangJin Chen	5,000,000	35.69%
Floor 6, Building 6
LuGang WebMall Town, ChouJiang, YiWu, China

Officers and directors as a group (one person)	5,000,000	35.69%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of September 28, 2021. All percentages for common stock are calculated based upon a total of 14,009,945 shares outstanding as of September 28, 2021, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of September 28, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

At June 30, 2021, the Company had loans in the amount of $19,974 from a former related party. These advances received are payable on demand.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

During fiscal years ended June 30, 2021 and June 30, 2020, we incurred $43,000 and $25,000, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements and tax advisory services.

Audit-Related Fees

During the last two fiscal years, no fees were billed or incurred for assurance or related services by either of our auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

There were no tax preparation fees billed for the fiscal years ended June 30, 2021 or 2020.

All Other Fees

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

Board of Directors Pre-Approval Policies

We do not have an Audit Committee; therefore, the Board of Directors has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services. Our Board of Directors pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

The board approved all fees described above.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

Financial Statements

The following documents are filed in Part II, Item 8 of this Report:

●	Report of SS Auditing and Accounting, Inc., Independent Registered Certified Public Accounting Firm for the fiscal year ended June 30, 2021

●	Balance Sheets as of June 30, 2021 and 2020 (audited)

●	Statements of Operations for the years ended June 30, 2021 and 2020 (audited)

●	Statements of Changes in Stockholders’ Equity for the period from July 1, 2020 to June 30, 2021 (audited)

●	Statements of Cash Flows for the years ended June 30, 2021 and 2020 (audited)

●	Notes to Financial Statements

Exhibits

The exhibits listed below are filed as part of or incorporated by reference in this Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	S-1	333-227526	3.1	9/26/18
3.2	Amendment to Articles of Incorporation Filed March 30, 2020					X
3.3	Certificate of Designation for Series A Preferred Stock filed November 16, 2020					X
3.4	Bylaws	S-1	333-227526	3.2	9/26/18
10.1	Director’s Loan Agreement	S-1	333-227526	10.1	9/26/18
16.1	Letter from MICHAEL GILLESPIE & ASSOCIATES, PLLC Dated August 27, 2020 Regarding Change in Certifying Accountant	8-K	333-227526	16.1	8/28/20
21.1	List of Subsidiaries					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Section 1350 Certification of Principal Executive Officer					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16.	FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shengda Network Technology, Inc.
(Registrant)

By	/s/ HangJin Chen
HangJin Chen

President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	September 28, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ HangJin Chen
HangJin Chen
Sole Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	September 28, 2021

