Form 10-Q
period 2021-09-30
Shengda Network Technology, Inc.
filed 2021-11-16
CIK 1753931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of November 15, 2021
Common Stock: $0.001	14,009,945

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

2

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	June 30, 2021
ASSETS

Current Assets
Cash	$43,028	$143,933
Accounts receivable, net	2,675,547	2,602,392
Loan receivable, net	6,430,497	6,417,350
Total Current Assets	9,149,072	9,163,675

Right of use asset - operating	1,937	2,813
Property and equipment, net	64,845	68,508

Total Assets	$9,215,854	$9,234,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$566,349	$526,722
Related party loans	-	19,974
Accrued expenses and other payables	87,273	98,354
Advances and deposits	-	30,976
Operating lease liabilities	-	4,746
Total Current Liabilities	653,623	680,772

Total Liabilities	653,623	680,772

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par value, 20,000,000 shares authorized; 50,000 shares and 50,000 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	50	50
Common Stock, $0.001 par value, 1,000,000,000 shares authorized; 14,009,945 shares and 14,009,945 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	14,010	14,010
Additional paid-in capital	10,535,909	10,515,935
Retained earnings (Accumulated loss)	(2,825,850)	(2,796,477)
Accumulated other comprehensive income (loss)	838,112	820,706
Total Stockholders’ Equity	8,562,231	8,554,224
Total Liabilities and Stockholders’ Equity	$9,215,854	$9,234,996

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the three months ended September 30,
	2021	2020

Revenue	$743,677	$5,143,578

Cost of Revenue	702,858	4,156,281

Gross Profit	40,819	987,297

Operating Expenses
Professional expenses	35,685	15,300
General and administrative expenses	31,640	27,147
Total Operating Expenses	67,325	42,447

Income (Loss) from Operations	(26,506)	944,849

Other Income (Expense)
Interest expense	(60)	-
Interest income	85	15,352
Bank charges	(118)	(393)
Total Other Income (Expense)	(93)	14,959

(Loss) Income before Income Taxes	(26,599)	959,808

Income Tax Expense	(2,774)	-

Net Income (Loss) after Tax	$(29,373)	$959,808

Other comprehensive income
Foreign currency translation gain	17,406	384,260

Total Comprehensive Income (Loss)	$(11,967)	$1,344,069

Basic and Diluted Net Income (Loss) per Common Share	$(0.00)	$0.14

Weighted-average Number of Common Shares Outstanding	14,009,945	6,960,000

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional	Retained	Accumulated Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Equity
Three Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	(Deficit)

Balance - June 30, 2021	50,000	$50	14,009,945	$14,010	$10,515,935	$(2,796,477)	$820,706	$8,554,224
Forgiveness of debt	-	-	-	-	19,974	-	-	19,974
Net loss	-	-	-	-	-	(29,373)	-	(29,373)
Foreign currency translation adjustment	-	-	-	-	-	-	17,406	17,406
Balance - September 30, 2021	50,000	$50	14,009,945	$14,010	$10,535,909	$(2,825,850)	$838,112	$8,562,231

					Additional	Retained	Accumulated Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Equity
Three Months Ended September 30, 2020	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	(Deficit)

Balance - June 30, 2020	-	$-	6,960,000	$6,960	$16,310	$(80,130)	$(39,516)	$(96,376)
Net income	-	-	-	-	-	959,808	-	959,808
Foreign currency translation adjustment	-	-	-	-	-	-	384,260	384,260
Balance - September 30, 2020	-	$-	6,960,000	$6,960	$16,310	$879,678	$344,744	$1,247,692

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(29,373)	$959,808
Adjustments to Reconcile Net Cash Used in Operating Activities
Depreciation and amortization	4,692	-
Forgiveness of debt	(19,974)	-
Changes in Operating Assets and Liabilities:
(Increase) in accounts receivable	(67,545)	(1,413,328)
(Increase) in advance to suppliers	-	(2,170,459)
(Increase) in other receivable	-	(4,663)
Decrease in prepaid expenses	-	2,692
Increase in accounts payable	38,422	1,078,745
(Decrease) increase in accrued expenses and other payables	(11,070)	92,134
(Decrease) in advances and deposits	(30,912)	-
(Decrease) in other payable - related party	-	(1,330)
Net Cash Used in Operating Activities	(115,760)	(1,456,401)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment	-	(74,593)
Net Cash Used in Investing Activities	-	(74,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock to related party	-	2,000
Proceeds from sale of common stock	-	6,230,225
Net Cash Provided by Financing Activities	-	6,232,225

Effect of Exchange Rate Fluctuation on Cash	14,855	337,691

Net (Decrease) Increase in Cash	(100,905)	5,038,923

Cash - Beginning of Period	143,933	4,271,326

Cash - End of Period	$43,028	$9,310,248

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax	$10,544	$-
Interest	$60	$-

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

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to sell its stock to the investing community and obtain necessary financing to continue operations, and the attainment of profitable operations. The Company recorded a net loss of $29,373 for the three months ended September 30, 2021, used net cash flows in operating activities of $115,760, and has a net decrease in cash of $100,905 for the three months ended September 30, 2021. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The interim condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Shengda Network Technology Inc. and Subsidiaries, including its consolidated subsidiaries, the “Company”, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC on September 28, 2021.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets; (2) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income or loss.

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

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at September 30, 2021 and June 30, 2021, respectively.

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

The Company reviews the accounts receivable on a periodic basis and based on its reviews, the Company recorded an allowance for doubtful accounts of $1,685,884 and $1,640,389 as of September 30, 2021 and June 30, 2021, respectively.

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

Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months ended September 30, 2021 and 2020, respectively.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of September 30, 2021, the Company did not have any finance lease.

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

The Company’s bank account in the United States is protected by FDIC insurance. As of September 30, 2021 and June 30, 2021, the Company’s bank account in the United States had no balances exceeding FDIC insurance of $250,000.

The Company’s bank account in People’s Republic of China (“PRC”) is protected by FSD insurance. As of September 30, 2021 and June 30, 2021, the Company’s bank account in PRC had $0 and $140,277, balances exceeding FSD insurance of RMB 500,000.

Major Customer

The Company has three major customers that accounted for 55% of revenues totaling $409,797 for the three months ended September 30, 2021, respectively. The Company has one major customer that accounted for 70% of revenues totaling $3,616,204 for the three months ended September 30, 2020.

Major Vendor

The Company has one major vendor that accounted for 100% of purchase amount totaling $702,858 for the three months ended September 30, 2021. The Company has one major vendor that accounted for 100% of purchase amount totaling $4,156,281 for the three months ended September 30, 2020.

Commitment and Contingencies

The Company is committed to pay operating lease costs of $0 during the next twelve months.

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

Note 3 - Loan Receivable

On October 25, 2020, the Company signed an agreement with an unrelated party, which is also the Company’s major customer. The Company agreed to loan the customer the $9,311,854 (RMB60,000,000) at an annual interest rate of 7.2%. The actual loan amount shall prevail within the total amount. The loan is guaranteed by a Company’s supplier and due on October 25, 2021. The borrower is required to pay all the principal and the relevant interest in full amount on the due date. The Company has recorded an allowance for uncollectible amount of $2,167,448 as of September 30, 2021. The total loan receivable, net of allowance amounted $6,430,497 and $6,417,350 as of September 30, 2021 and June 30, 2021, respectively.

The Company assessed the implication on ASC 606, Revenue from Contracts with Customers, and determined that the terms of the loan are at the fair market value and does not impact the revenue recognition of the Company.

Note 4 – Property and Equipment

Property and equipment consisted of the cost of a vehicle. As of September 30, 2021 and June 30, 2021, property and equipment costs were $80,056 and $79,892, and accumulated depreciation of $15,211 and $11,384, respectively. For the three months ended September 30, 2021 and 2020, depreciation expense including amortization of right of use assets amounted to $4,692 and $0, respectively.

Note 5 – Leases

The Company has an operating lease for the rental of office space. Rent expense for the operating lease amounted to $0 and $1,627 for three months ended September 30, 2021 and 2020, respectively. The lease term was from May 11, 2020 and expired on December 10, 2020. The Company had paid rent up until December 10, 2020.

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

Operating lease right-of-use assets and liabilities commencing after January 1, 2021 are recognized at commencement date based on the present value of lease payments over the lease term. For the three months ended September 30, 2021, the Company recorded $964 in total lease operating costs. The Company had paid rent up until April 5, 2022.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating right of use assets and related lease liabilities are as follows:

Three months ended September 30, 2021
Cash paid for operating lease liabilities	$4,822
Weighted-average remaining lease term	0.75
Weighted-average discount rate	5%
Minimum future lease payments	$-

Note 6 – Advances and Deposits

Advances and deposits amounted to $0 and $30,976 as of September 30, 2021 and June 30, 2021, respectively. Advances are received from the customers for the sale of products in the normal course of business and adjusted against the payments due to them.

Note 7 – Accrued Expenses and Other Payables

As of September 30, 2021 and June 30, 2021, accrued expenses and other payables amounted to $87,273 and $98,354, respectively.

Note 8 – Stockholders’ Equity

The Company’s capitalization at September 30, 2021 was 1,000,000,000 authorized common shares with a par value of $0.001 per share, and 20,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

On July 1, 2021, the former President and Director of the Company agreed to forgive the working capital advance of $19,974 given to the Company as a loan on March 20, 2020 (Note 8). The forgiveness of loan was credited to the additional paid in capital as of September 30, 2021.

The Company did not issue any common stock during the three months ended September 30, 2021. The total issued and outstanding shares of common stock were 14,009,945 shares and 14,009,945 shares as of September 30, 2021 and June 30, 2021, respectively.

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

The total issued and outstanding shares of Preferred Stock were 50,000 shares and 50,000 shares, at September 30, 2021 and June 30, 2021, respectively.

Note 9 – Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship
HangJin Chen	President/CEO/CFO/Secretary/Director
Youcheng Chen	Father of CEO HangJin Chen
Li Weiwei	President/CEO/CFO/Secretary/Director (Former)

Related party loans represent working capital advances to the Company by former President and Director in the amount of $0 and $19,974 as of September 30, 2021 and June 30, 2021, respectively. The loan is unsecured, non-interest bearing and due on demand. The Company has not recorded any imputed interest expense for the three months ended September 30, 2021 and 2020. On July 1, 2021, the former President and Director agreed to forgive the working capital advance of $19,974 given to the Company on March 20, 2020 (Note 8).

Note 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2021 to the date these consolidated financial statements were available to be issued and has determined that the following events or transaction that would require recognition or disclosure in the consolidated financial statements.

The Company and its major customer are currently mutually negotiating to extend the payment terms of its loan to the end of year 2021 (Note 3).

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

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following table summarizes the results of our operations for the three months ended September 30, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	Three months ended 9/30/21	Three months ended 9/30/20	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$743,677	$5,143,578	$(4,399,901)	(86%)
Operating expenses	67,325	42,447	24,878	59%
Net (loss) income	(29,373)	959,808	(930,435)	n/a
Income (Loss) per share of common stock	0.00	0.14	-	n/a

We recorded a net loss of $29,373 for the three months ended September 30, 2021 as compared to a net income of $959,808 for the three months ended September 30, 2020. The loss resulted primarily due to reduction in revenues due to effect of Covid – 19. The suppliers source suffered a significant setback due to the pandemic because of which we were not able to receive orders and ship the products to our prospective customers.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $43,028, total assets of $9,215,854, working capital of $8,495,449 and stockholders’ equity of $8,562,231. Net cash used in operating activities was $115,760. As of September 30, 2020, we had total assets of $13,042,522, working capital of $1,171,718 and an accumulated stockholders’ equity of $1,247,692. Our operating activities used $1,456,401 in cash, and financing activities provided $6,232,225 of cash for the three months ended September 30, 2020. We recorded $743,677 in revenues for the three months ended September 30, 2021, while we reported $5,143,578 in revenues for the three months ended September 30, 2020.

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

Our current available cash may not be sufficient to satisfy our liquidity requirements. Our capital requirements for the next twelve months will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts, and being a public company. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities and limit our operations which could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2021 was $115,760 primarily as a result of net loss of $29,373, depreciation and amortization expense of $4,692, forgiveness of debt by an officer and director of $19,974, and due to net increase in operating assets of $71,105 due to increase in accounts receivable of $67,545, increase in accounts payable of $38,422, decrease in advances and deposits of $30,912, and decrease in accrued expenses and other payable of $11,070. Cash used in operating activities for the three months ended September 30, 2020 was $1,456,401 primarily due to the net income of $959,808, and due to net increase in operating assets of $2,416,209 as a result of increase in accounts receivable of $1,413,328, increase in advance to suppliers of $2,170,459, increase in other receivable of $4,663, increase in accounts payable of $1,078,745, increase in accrued expenses and other payables of $92,134 offset by decrease in prepaid expenses of $2,692, and decrease in other payables to related party of $1,330.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2021 was $0. Net cash used in investing activities for the three months ended September 30, 2020 was $74,593 due to the acquisition of a vehicle.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2021 was $0. Net cash provided by financing activities for the three months ended September 30, 2020 was $6,232,225 as a result of cash received from the sale of common stock of $6,230,225, and cash received from sale of common stock to a related party of $2,000.

We recorded a gain of $14,855 for the three months ended September 30, 2021 as a result of effect of exchange rate fluctuation on cash. We recorded a gain of $337,691 for the three months ended September 30, 2020 as a result of effect of exchange rate fluctuations on cash.

As a result of the above explanations, we recorded a net decrease in cash of $100,905 for the three months ended September 30, 2021, as compared to an increase in cash of $5,038,923 for the same comparable period in 2020.

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

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to sell its stock to the investing community and obtain necessary financing to continue operations, and the attainment of profitable operations. The Company recorded a net loss of $29,373 for the three months ended September 30, 2021, used net cash flows in operating activities of $115,760, and has a net decrease in cash of $100,905 for the three months ended September 30, 2021. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The interim condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors’ results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No report required.

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

(a) Exhibits.

Exhibit	Item
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

*	Filed with this Report
**	Furnished with this Report

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Beijing, China on November 16, 2021.

SHENGDA NETWORK TECHNOLOGY, INC.

By:	/s/ HangJin Chen
Name:	HangJin Chen
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ HangJin Chen
HangJin Chen	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	November 16, 2021

