Form 10-Q
period 2021-12-31
Shengda Network Technology, Inc.
filed 2022-03-09
CIK 1753931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

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

As of March 9, 2022, there were 14,009,945 shares of the issuer’s common stock outstanding.

2

Shengda Network Technologies Inc. and Subsidiaries

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	June 30, 2021
ASSETS

Current Assets
Cash and cash equivalents	$797,917	$143,933
Account receivable, net	1,000,786	2,602,392
Inventories	695,629	-
Loan receivable, net	6,501,940	6,417,350
Total Current Assets	8,996,272	9,163,675

Right of use asset - operating	979	2,813
Property and equipment, net	61,721	68,508

Total Assets	$9,058,972	$9,234,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$398,624	$526,722
Related party loans	-	19,974
Accrued expenses and other payables	50,188	98,354
Advances and deposits	-	30,976
Operating lease liabilities	-	4,746
Total Current Liabilities	448,812	680,772

Total Liabilities	448,812	680,772

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par value, 20,000,000 shares authorized; 50,000 shares and 50,000 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	50	50
Common Stock, $0.001 par value, 1,000,000,000 shares authorized; 14,009,945 shares and 14,009,945 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	14,010	14,010
Additional paid-in capital	10,535,909	10,515,935
Retained earnings (Accumulated loss)	(2,813,753)	(2,796,477)
Accumulated other comprehensive income	873,944	820,706
Total Stockholders’ Equity	8,610,160	8,554,224
Total Liabilities and Stockholders’ Equity	$9,058,972	$9,234,996

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020

Revenue	$603,294	$2,590,594	$1,346,971	$7,734,172
Cost of Revenue	550,066	2,153,856	1,252,924	6,310,137
Gross Profit	53,228	436,738	94,047	1,424,035

Operating Expenses
Professional expenses	20,918	19,375	56,603	34,675
General and administrative expenses	43,449	33,018	75,089	60,165
Total Operating Expenses	64,367	52,393	131,692	94,840

Income (Loss) from Operations	(11,139)	384,345	(37,645)	1,329,195

Other Income (Expense)
Interest expense	(0)	-	(60)	-
Interest income	39	5,061	124	20,413
Other income	23,322	-	23,322	-
Bank charges	(109)	(319)	(227)	(712)
Total Other Income (Expense)	23,252	4,742	23,159	19,701

Income (Loss) before Income Taxes	12,113	389,087	(14,486)	1,348,896

Income Tax Expense	16	369,053	2,790	369,053

Net Income (Loss) after Tax	$12,097	$20,034	$(17,276)	$979,843

Other comprehensive income
Foreign currency translation gain	35,832	461,222	53,238	845,482

Total Comprehensive Income	$47,929	$481,256	$35,962	$1,825,325

Basic and Diluted Net Income (Loss) per Common Share	$0.00	$0.00	$(0.00)	$0.11

Weighted-average Number of Common Shares Outstanding	14,009,945	11,481,160	14,009,945	9,220,580

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock				Accumulated
Three Months Ended December 31, 2021	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)

Balance - September 30, 2021	50,000	$50	14,009,945	$14,010	$10,535,909	$(2,825,850)	$838,112	$8,562,231

Net income	-	-	-	-	-	12,097	-	12,097
Foreign currency translation adjustment	-	-	-	-	-	-	35,832	35,832

Balance - December 31, 2021	50,000	$50	14,009,945	$14,010	$10,535,909	$(2,813,753)	$873,944	$8,610,160

	Preferred Stock		Common Stock				Accumulated
Six Months Ended December 31, 2021	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)

Balance - June 30, 2021	50,000	$50	14,009,945	$14,010	$10,515,935	$(2,796,477)	$820,706	$8,554,224

Forgiveness of debt	-	-	-	-	19,974	-	-	19,974
Net income	-	-	-	-	-	(17,276)	-	(17,276)
Foreign currency translation adjustment	-	-	-	-	-	-	53,238	53,238

Balance - December 31, 2021	50,000	$50	14,009,945	$14,010	$10,535,909	$-2,813,753	$873,944	$8,610,160

	Preferred Stock		Common Stock				Accumulated
Three Months Ended December 31, 2020	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)

Balance - September 30, 2020	-	$-	6,960,000	$6,960	$16,310	$879,678	$344,744	$1,247,692

Issuance of common shares for cash	-	-	7,049,945	7,050	10,497,675	-	-	10,504,725
Net income	-	-	-	-	-	20,034	-	20,034
Foreign currency translation adjustment							461,222	461,222

Balance - December 31, 2020	-	$-	14,009,945	$14,010	$10,513,985	$899,713	$805,966	$12,233,674

	Preferred Stock		Common Stock		Additional	Retained	Accumulated Other	Stockholders’
Six Months Ended December 31, 2020	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Income (Loss)	Equity (Deficit)

Balance - June 30, 2020	-	$-	6,960,000	$6,960	$16,310	$(80,130)	$(39,516)	$(96,376)

Issuance of common shares for cash	-	-	7,049,945	7,050	10,497,675	-	-	10,504,725
Net income	-	-	-	-	-	979,843	-	979,843
Foreign currency translation adjustment	-	-	-	-	-	-	845,482	845,482

Balance - December 31, 2020	-	$-	14,009,945	$14,010	$10,513,985	$899,713	$805,966	$12,233,674

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(17,276)	$979,843
Adjustments to Reconcile Net Cash Provided by (Used In) Operating Activities
Depreciation and amortization	9,500	3,617
Forgiveness of debt	(19,974)	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in account receivable	1,620,903	(3,006,281)
(Increase) in inventories	(689,248)	-
(Increase) in advance to suppliers	-	(1,247,419)
Decrease in prepaid expenses	-	3,629
(Decrease) increase in accounts payable	(133,441)	588,337
(Decrease) increase in accrued expenses and other payables	(107,574)	527,757
(Decrease) in advances and deposits	(31,096)	-
(Decrease) in other payable - related party	-	(1,330)
Net Cash Provided by (Used in) Operating Activities	631,794	(2,151,847)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	-	(7,971,539)
Acquisition of plant and equipment	-	(76,148)
Net Cash Used in Investing Activities	-	(8,047,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for sale of common stock to related party	-	2,000
Proceeds for sale of common stock	-	6,230,225
Net Cash Provided by Financing Activities	-	6,232,225

Effect of Exchange Rate Fluctuation on Cash and Cash Equivalents	22,190	417,571

Net (Decrease) Increase in Cash and Cash Equivalents	653,984	(3,549,737)

Cash - Beginning of Period	143,933	4,271,326

Cash - End of Period	$797,917	$721,589

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to sell its stock to the investing community and obtain necessary financing to continue operations, and the attainment of profitable operations. The Company recorded a net loss of $17,276 for the six months ended December 31, 2021, provided net cash flows by operating activities of $631,794, and has a net increase in cash of $653,984 for the six months ended December 31, 2021. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The interim condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at December 31, 2021 and June 30, 2021, respectively.

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

The Company reviews the accounts receivable on a periodic basis and based on its reviews, the Company recorded an allowance for doubtful accounts of $1,704,614 and $1,640,389 as of December 31, 2021 and June 30, 2021, respectively.

Inventories

Inventory is valued at the lower of cost or market. Inventories consist of finished goods. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of December 31, 2021, and 2020, the Company had no reserve for obsolete goods

Property and Equipment

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

Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the six months ended December 31, 2021 and 2020, respectively.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of December 31, 2021, the Company did not have any finance lease.

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

The Company’s bank account in the United States is protected by FDIC insurance. As of December 31, 2021 and June 30, 2021, the Company’s bank account in the United States had no balances exceeding FDIC insurance of $250,000.

The Company’s bank account in People’s Republic of China (“PRC”) is protected by FSD insurance. As of December 31, 2021 and June 30, 2021, the Company’s bank account in PRC had $716,575 and $140,277, balances exceeding FSD insurance of RMB 500,000.

Major Customer

The Company has four major customers that accounted for 61% of revenues totaling $819,440 for the six months ended December 31, 2021, respectively. The Company has four major customers that accounted for 70% of revenues totaling $420,009 for the three months ended December 31, 2021, respectively.

The Company has one major customer that accounted for 66% of revenues totaling $5,088,266 for the six months ended December 31, 2020. The Company has one major customer that accounted for 57% of revenues totaling $1,472,062 for the three months ended December 31, 2020.

Major Vendor

The Company has two major vendors that accounted for 93% of purchase amount totaling $1,807,803 for the six months ended December 31, 2021. The Company has one major vendor that accounted for 89% of purchase amount totaling $1,100,760 for the three months ended December 31, 2021.

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

Note 3 - Loan Receivable

On October 25, 2020, the Company signed an agreement with an unrelated party, which is also the Company’s major customer. The Company agreed to loan the customer the $9,415,309 (RMB60,000,000) at an annual interest rate of 7.2%. The actual loan amount shall prevail within the total amount. The loan is guaranteed by a Company’s supplier and due on October 25, 2021. The borrower is required to pay all the principal and the relevant interest in full amount on the due date. The Company has recorded an allowance for uncollectible amount of $2,191,529 as of December 31, 2021. The total loan receivable, net of allowance amounted $6,501,940 and $6,417,350 as of December 31, 2021 and June 30, 2021, respectively. The principal and the relevant interest in full amount have been paid off in February 2022.

The Company assessed the implication on ASC 606, Revenue from Contracts with Customers, and determined that the terms of the loan are at the fair market value and does not impact the revenue recognition of the Company.

Note 4 – Property and Equipment

Property and equipment consisted of the cost of a vehicle. As of December 31, 2021 and June 30, 2021, property and equipment costs were $80,945 and $79,892, and accumulated depreciation of $19,225 and $11,384, respectively. For the six months ended December 31, 2021 and 2020, depreciation expense including amortization of right of use assets amounted to $7,619 and $0, respectively.

Note 5 – Leases

The Company has an operating lease for the rental of office space. Rent expense for the operating lease amounted to $0 and $3,321 for six months ended December 31, 2021 and 2020, respectively. The lease term was from May 11, 2020 and expired on December 10, 2020. The Company had paid rent up until December 10, 2020.

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

Operating lease right-of-use assets and liabilities commencing after January 1, 2021 are recognized at commencement date based on the present value of lease payments over the lease term. For the six months ended December 31, 2021, the Company recorded $1,940 in total lease operating costs. The Company had paid rent up until April 5, 2022.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating right of use assets and related lease liabilities are as follows:

Six months ended December 31, 2021
Cash paid for operating lease liabilities	$4,851
Weighted-average remaining lease term	0.25
Weighted-average discount rate	5%
Minimum future lease payments	$-

Note 6 – Advances and Deposits

Advances and deposits amounted to $0 and $30,976 as of December 31, 2021 and June 30, 2021, respectively. Advances are received from the customers for the sale of products in the normal course of business and adjusted against the payments due to them.

Note 7 – Accrued Expenses and Other Payables

As of December 31, 2021 and June 30, 2021, accrued expenses and other payables amounted to $50,188 and $98,354, respectively.

Note 8 – Stockholders’ Equity

The Company’s capitalization at December 31, 2021 was 1,000,000,000 authorized common shares with a par value of $0.001 per share, and 20,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

On July 1, 2021, the former President and Director of the Company agreed to forgive the working capital advance of $19,974 given to the Company as a loan on March 20, 2020 (Note 8). The forgiveness of loan was credited to the additional paid in capital as of December 31, 2021.

The Company did not issue any common stock during the six months ended December 31, 2021. The total issued and outstanding shares of common stock were 14,009,945 shares and 14,009,945 shares as of December 31, 2021 and June 30, 2021, respectively.

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

The total issued and outstanding shares of Preferred Stock were 50,000 shares and 50,000 shares, at December 31, 2021 and June 30, 2021, respectively.

Note 9 – Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship
HangJin Chen	President/CEO/CFO/Secretary/Director
Youcheng Chen	Father of CEO HangJin Chen
Li Weiwei	President/CEO/CFO/Secretary/Director (Former)

Related party loans represent working capital advances to the Company by former President and Director in the amount of $0 and $19,974 as of December 31, 2021 and June 30, 2021, respectively. The loan is unsecured, non-interest bearing and due on demand. The Company has not recorded any imputed interest expense for the six months ended December 31, 2021 and 2020. On July 1, 2021, the former President and Director agreed to forgive the working capital advance of $19,974 given to the Company on March 20, 2020 (Note 8).

Note 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2021 to the date these consolidated financial statements were available to be issued, and has determined that the following subsequent events or transactions would require recognition or disclosure in the consolidated financial statements.

Loan receivable and the relevant interest in full amount have been paid off in February 2022.

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

Overview of the Business

The Company was incorporated on March 14, 2018 under the laws of the State of Nevada. The Company’s main business is commodity procurement, with supply chain system and cloud warehouse. There are high-quality manufacturers in the upstream and more than 400 physical stores in the downstream as business partners.

In 2021, due to the impact of the Covid-19 pandemic, the concept of mass consumption changed, resulting in the loss of business, which directly affected the daily operations of the Company.

Covid-19 Pandemic

On March 11, 2020, the World Health Organization declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries have issued policies intended to stop or slow the further spread of the disease.

Covid-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2021 Compared to the three months ended December 31, 2020

The following table summarizes the results of our operations during the three months ended December 31, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the period ended December 31, 2021 to the corresponding three-month period ending December 31, 2020:

	12/31/21	12/31/20	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$603,294	$2,590,394	$(1,987,100)	(76.71)
Operating expenses	64,367	52,393	11,974	22.85
Net income	12,097	20,034	7,937	(39.62)
Income (Loss) per share of common stock	0.00	0.00	-	-

Revenue and Cost of Sales

Total revenues for the three months ended December 31, 2021 were $603,294 compared to $2,590,594 during the three months ended December 31, 2020.

Operating expenses

Operating expenses were $64,367 for the three months ended December 31, 2021, compared to $52,392 during the three months ended December 31, 2020.

Net Income

As a result of the forgoing, the net income for the three-month period ended December 31, 2021 was $12,097 as compared to net income of $20,034 for same period ended December 31, 2020.

Comparison of Results of Operations for the six months ended December 30, 2021 and 2020

Revenue

Total revenues for the six months ended December 30, 2021 were $1,346,971 compared to $7,734,172 during the six months ended December 31, 2020.

Operating expenses

Operating expenses were $131,692 for the six months ended December 31, 2021, compared to $94,840 during the six months ended December 31, 2020.

Net Income

As a result of the forgoing, the net income for the period ended December 31, 2021 was $(17,276) compared to net income of $979,843 for same period ended December 31, 2020.

Liquidity and Capital Resources

On December 31, 2021, we had $797,917 in cash and cash equivalents.

As of December 31, 2021, we had total assets of $8,996,272, working capital of $8,547,460 and an accumulated stockholders’ equity of $8,610,160. As of December 31, 2020, we had total assets of $13,489,468, working capital of $12,158,374 and an accumulated stockholders’ equity of $12,233,674.

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

At December 31, 2021, the Company had no loans and advances from related party shareholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No report required.

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGDA NETWORK TECHNOLOGY, INC.
Dated: March 9, 2022
	By:	/s/ HangJin Chin
	Name:	HangJin Chin
	Title:	President, Secretary and Director (Principal Executive Officer and Principal Financial Officer)

