Form 10-Q
period 2022-03-31
Shengda Network Technology, Inc.
filed 2022-05-20
CIK 1753931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-05576

SHENGDA NETWORK TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	35-2606208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Floor 6, Building 6, LuGang WebMall Town, Chou Jiang, YiWu, Jinhau City, Zhejiang Province, China
(Address of Principal Executive Offices, including zip code)

(702) 979-5606
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 19, 2022, there were 14,009,945 shares of the Company’s common stock issued and outstanding.

SHENGDA NETWORK TECHNOLOGIES, INC.

Form 10-Q

For the Quarter Ended March 31, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	June 30, 2021
ASSETS

Current Assets
Cash and cash equivalents	$43,636	$143,933
Account receivable, net	2,090,909	2,602,392
Advance to suppliers, net	3,097,902	-
Other receivable	253,083	-
Loan receivable, net	-	6,417,350
Total Current Assets	5,485,530	9,163,675

Advance to suppliers - non-current portion	6,257,263	-
Right of use asset - operating	4,607	2,813
Property and equipment, net	58,180	68,508

Total Assets	$11,805,580	$9,234,996

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$16,043	$526,722
Related party loans	-	19,974
Accrued expenses and other payables	269,069	98,354
Advances and deposits	-	30,976
Operating lease liabilities	4,607	4,746
Total Current Liabilities	289,719	680,772

Total Liabilities	289,719	680,772

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized; 50,000 shares and 50,000 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	50	50
Common Stock, $0.001 par value, 1,000,000,000 shares authorized; 14,009,945 shares and 14,009,945 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	14,010	14,010
Additional paid-in capital	10,535,909	10,515,935
Retained earnings (Accumulated loss)	(42,004)	(2,796,477)
Accumulated other comprehensive income (loss)	1,007,896	820,706
Total Stockholders’ Equity (Deficit)	11,515,861	8,554,224
Total Liabilities and Stockholders’ Equity	$11,805,580	$9,234,996

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021

Revenue	$1,412,849	$765,616	$2,759,820	$8,499,788
Cost of Revenue	1,294,515	659,003	2,547,439	6,969,140
Gross Profit	118,334	106,613	212,381	1,530,648

Operating Expenses
Professional expenses	26,858	20,789	83,461	55,464
General and administrative expenses	1,051,748	32,880	1,126,837	93,045
Total Operating Expenses	1,078,606	53,669	1,210,298	148,509

Income (Loss) from Operations	(960,272)	52,944	(997,917)	1,382,139

Other Income (Expense)
Interest expense	-	(56)	(60)	(56)
Interest income	703,238	395	703,362	20,808
Other income	102	(33)	23,424	(33)
Recovery of uncollectible accounts	3,198,342	-	3,198,342	-
Bank charges	(361)	(88)	(588)	(800)
Total Other Income (Expense)	3,901,321	218	3,924,480	19,919

Income (Loss) before Income Taxes	2,941,049	53,162	2,926,563	1,402,058

Income Tax Expense	169,300	7,955	172,090	377,008

Net Income (Loss) after Tax	$2,771,749	$45,207	$2,754,473	$1,025,050

Other comprehensive income
Foreign currency translation gain	133,952	(63,276)	187,190	782,206

Total Comprehensive Income (Loss)	$2,905,701	$(18,069)	$2,941,663	$1,807,256

Basic and Diluted Net Income (Loss) per Common Share	$0.20	$0.00	$0.20	$0.09

Weighted-average Number of Common Shares Outstanding	14,009,945	14,009,945	14,009,945	10,793,729

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three Months Ended	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Stockholders’ Equity
March 31, 2022	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	(Deficit)

Balance - December 31, 2021	50,000	$50	14,009,945	$14,010	$10,535,909	$(2,813,753)	$873,944	$8,610,160

Net income	-	-	-	-	-	2,771,749	-	2,771,749
Foreign currency translation adjustment	-	-	-	-	-	-	133,952	133,952

Balance - March 31, 2022	50,000	$50	14,009,945	$14,010	$10,535,909	$(42,004)	$1,007,896	$11,515,861

Nine Months Ended	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Stockholders’ Equity
March 31, 2022	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	(Deficit)

Balance - June 30, 2021	50,000	$50	14,009,945	$14,010	$10,515,935	$(2,796,477)	$820,706	$8,554,224

Forgiveness of debt	-	-	-	-	19,974	-	-	19,974
Net income	-	-	-	-	-	2,754,473	-	2,754,473
Foreign currency translation adjustment	-	-	-	-	-	-	187,190	187,190

Balance - March 31, 2022	50,000	$50	14,009,945	$14,010	$10,535,909	$(42,004)	$1,007,896	$11,515,861

Three Months Ended	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Stockholders’ Equity
March 31, 2021	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	(Deficit)

Balance - December 31, 2020	-	$-	14,009,945	$14,010	$10,513,985	$899,713	$805,966	$12,233,674

Net income	-	-	-	-	-	45,207	-	45,207
Foreign currency translation adjustment							(63,276)	(63,276)

Balance - March 31, 2021	-	$-	14,009,945	$14,010	$10,513,985	$944,920	$742,690	$12,215,605

Nine Months Ended	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Stockholders’ Equity
March 31, 2021	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	(Deficit)

Balance - June 30, 2020	-	$-	6,960,000	$6,960	$16,310	$(80,130)	$(39,516)	$(96,376)

Issuance of common shares for cash	-	-	7,049,945	7,050	10,497,675	-	-	10,504,725
Net income	-	-	-	-	-	1,025,050	-	1,025,050
Foreign currency translation adjustment	-	-	-	-	-	-	782,206	782,206

Balance - March 31, 2021	-	$-	14,009,945	$14,010	$10,513,985	$944,920	$742,690	$12,215,605

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,754,473	$1,025,050
Adjustments to Reconcile Net Cash (Used in) Provided by Operating Activities
Depreciation and amortization	14,341	8,215
Recovery of uncollectible accounts	(3,198,342)	-
Provision for uncollectible accounts	1,017,490	-
Forgiveness of debt	(19,974)	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in account receivable	1,571,491	(3,470,436)
(Increase) in advance to suppliers - current	(4,084,189)	(622,291)
(Increase) in other receivable	(32,238)	-
Decrease in prepaid expenses	-	3,623
(Decrease) increase in accounts payable	(514,613)	122,015
Increase in accrued expenses and other payables	168,684	327,023
(Decrease) in advances and deposits	(31,231)	29,945
(Decrease) Increase in other payable - related party	-	(1,330)
Net Cash (Used in) Operating Activities	(2,354,108)	(2,578,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	9,449,984	(8,085,285)
(Increase) in advance to suppliers - non-current	(6,194,239)	-
Acquisition of plant and equipment	-	(77,234)
Net Cash Provided by (Used in) Investing Activities	3,255,745	(8,162,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for sale of common stock to related party	-	2,000
Proceeds for sale of common stock	-	6,230,225
Net Cash Provided by Financing Activities	-	6,232,225

Effect of Exchange Rate Fluctuation on Cash and Cash Equivalents	(1,001,934)	554,244

Net (Decrease) Increase in Cash and Cash Equivalents	(100,297)	(3,954,236)

Cash - Beginning of Period	143,933	4,271,326

Cash - End of Period	$43,636	$317,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at March 31, 2022 and June 30, 2021, respectively.

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

The Company reviews the accounts receivable on a periodic basis and based on its reviews, the Company recorded an allowance for doubtful accounts of $685,725 and $1,640,389 as of March 31, 2022 and June 30, 2021, respectively.

Inventories

Inventory is valued at the lower of cost or market. Inventories consist of finished goods. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of March 31, 2022 and June 30, 2021, the Company had no reserve for obsolete goods

Property and Equipment

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

Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the nine months ended March 31, 2022 and 2021, respectively.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of March 31, 2022, the Company did not have any finance lease.

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

The Company’s bank account in the United States is protected by FDIC insurance. As of March 31, 2022 and June 30, 2021, the Company’s bank account in the United States had no balances exceeding FDIC insurance of $250,000.

The Company’s bank account in People’s Republic of China (“PRC”) is protected by FSD insurance. As of March 31, 2022 and June 30, 2021, the Company’s bank account in PRC had $0 and $140,277, balances exceeding FSD insurance of RMB 500,000.

Major Customer

The Company has three major customers that accounted for 37% of revenues totaling $1,015,827 for the nine months ended March 31, 2022. The Company has no major customer that accounted for more than 10% of revenues for the three months ended March 31, 2022.

The Company has one major customer that accounted for 62% of revenues totaling $5,233,559 for the nine months ended March 31, 2021. The Company has one major customer that accounted for 19% of revenues totaling $145,293 for the three months ended March 31, 2021.

Major Vendor

The Company has three major vendors that accounted for 92% of purchase amount totaling $2,343,379 for the nine months ended March 31, 2022. The Company has two major vendors that accounted for 95% of purchase amount totaling $1,229,789 for the three months ended March 31, 2022.

The Company has two major vendors that accounted for 100% of purchase amount totaling $6,958,811 for the nine months ended March 31, 2021. The Company has one major vendor that accounted for around 100% of purchase amount totaling around $658,856 for the three months ended March 31, 2021.

Commitment and Contingencies

The Company is committed to pay operating lease costs of $4,607 during the next twelve months.

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

Note 3 - Advance to Suppliers

Advance to suppliers – current, net of allowance amounted $3,097,902 and $0 as of March 31, 2022 and June 30, 2021, respectively. The Company has recorded an allowance for uncollectible amount of $1,017,490 as of March 31, 2022. Advance to suppliers – non-current amounted $6,257,263 and $0 as of March 31, 2022 and June 30, 2021, respectively. Advance to suppliers are mainly prepayment for suppliers. On February 2, 2022, the Company entered into a purchase agreement with an unrelated party, which is also the Company’s major supplier. The Company agreed to purchase $28,394,302 (RMB 18,000 million) from the unrelated party over next three years. As of March 31, 2022, the Company has made advance payment of $9,385,894 (RMB 5,950 million) to the unrelated party, of which $6,257,263 (RMB 39,666,667) are recorded as advance to suppliers – non-current. The payment is interest free and without collateral. The reasons for making such advance are that the Company started to provide products to clients who are in the internet live broadcasting business. The company has no inventory, and the supplier directly delivers the goods to customers according to the order.

Note 4 - Loan Receivable

On October 25, 2020, the Company signed an agreement with an unrelated party, which is also the Company’s major customer. The Company agreed to loan the customer the $9,415,309 (RMB60,000,000) at an annual interest rate of 7.2%. The actual loan amount shall prevail within the total amount. The loan is guaranteed by a Company’s supplier and due on October 25, 2021. The borrower is required to pay all the principal and the relevant interest in full amount on the due date. The Company has recorded an allowance for uncollectible amount of $0 as of March 31, 2022. The total loan receivable, net of allowance amounted $0 and $6,417,350 as of March 31, 2022 and June 30, 2021, respectively. The principal and the relevant interest in full amount have been paid off in February 2022.

The Company assessed the implication on ASC 606, Revenue from Contracts with Customers, and determined that the terms of the loan are at the fair market value and does not impact the revenue recognition of the Company.

Note 5 – Property and Equipment

Property and equipment consisted of the cost of a vehicle. As of March 31, 2022 and June 30, 2021, property and equipment costs were $81,370 and $79,892, and accumulated depreciation of $23,191 and $11,384, respectively. For the nine months ended March 31, 2022 and 2021, depreciation expense including amortization of right of use assets amounted to $14,341 and $8,215, respectively.

Note 6 – Leases

The Company has an operating lease for the rental of office space. Rent expense for the operating lease amounted to $0 and $3,321 for nine months ended March 31, 2022 and 2021, respectively. The lease term was from May 11, 2020 and expired on December 10, 2020. The Company had paid rent up until December 10, 2020.

On January 5, 2021, Zhejiang Jingmai Electronic Commerce Ltd. leased an office in Zhejiang, China. The lease term of the office is from January 5, 2021 to April 5, 2022. There is rent-free period which is from January 5, 2021 to April 5, 2021. On March 20, 2022, the company renewed the one-year lease contract until March 30, 2023. The monthly rent is approximately $394.

The operating lease is listed as a separate line item on the Company’s consolidated financial statements. The operating lease represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as a separate line item on the Company’s consolidated financial statements.

Operating lease right-of-use assets and liabilities commencing after January 1, 2021 are recognized at commencement date based on the present value of lease payments over the lease term. For the nine months ended March 31, 2022, the Company recorded $2,923 in total lease operating costs. The Company had paid rent up until April 5, 2022.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating right of use assets and related lease liabilities are as follows:

Nine months ended March 31, 2022
Cash paid for operating lease liabilities	$4,872
Weighted-average remaining lease term	1.00
Weighted-average discount rate	5%
Minimum future lease payments	$4,607

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending March 31:

2023	$4,732
2024	-
2025	-
2026	-
2027 and thereafter	-
Total undiscounted lease liabilities	4,732
Less: Amount representing interest	(126)
Total present value of minimum lease payments	$4,607

Note 7 – Advances and Deposits

Advances and deposits amounted to $0 and $30,976 as of March 31, 2022 and June 30, 2021, respectively. Advances are received from the customers for the sale of products in the normal course of business and adjusted against the payments due to them.

Note 8 – Accrued Expenses and Other Payables

As of March 31, 2022 and June 30, 2021, accrued expenses and other payables amounted to $269,069 and $98,354, respectively.

Note 9 – Stockholders’ Equity

The Company’s capitalization at March 31, 2022 was 1,000,000,000 authorized common shares with a par value of $0.001 per share, and 20,000,000 authorized preferred shares with a par value of $0.001 per share.

Common Stock

On July 1, 2021, the former President and Director of the Company agreed to forgive the working capital advance of $19,974 given to the Company as a loan on March 20, 2020 (Note 9). The forgiveness of loan was credited to the additional paid in capital as of March 31, 2022.

The Company did not issue any common stock during the nine months ended March 31, 2022. The total issued and outstanding shares of common stock were 14,009,945 shares and 14,009,945 shares as of March 31, 2022 and June 30, 2021, respectively.

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

The total issued and outstanding shares of Preferred Stock were 50,000 shares and 50,000 shares, at March 31, 2022 and June 30, 2021, respectively.

Note 10 – Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship
HangJin Chen	President/CEO/CFO/Secretary/Director
Youcheng Chen	Father of CEO HangJin Chen
Li Weiwei	President/CEO/CFO/Secretary/Director (Former)

Related party loans represent working capital advances to the Company by former President and Director in the amount of $0 and $19,974 as of March 31, 2022 and June 30, 2021, respectively. The loan is unsecured, non-interest bearing and due on demand. The Company has not recorded any imputed interest expense for the nine months ended March 31, 2022 and 2021. On July 1, 2021, the former President and Director agreed to forgive the working capital advance of $19,974 given to the Company on March 20, 2020 (Note 9).

Note 11 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2022 to the date these condensed consolidated financial statements were available to be issued and has determined that the following subsequent events or transactions that would require recognition or disclosure in the consolidated financial statements.

On April 22, 2022, the Company acquired 99% ownership of Yiwu Tianqi Enterprise Management Co., Ltd for no consideration.

On April 22, 2022, the Company acquired 99% ownership of Zhejiang Jingmai e-commerce Co., Ltd for no consideration.

On April 22, 2022, the Company acquired 99% ownership of Zhejiang Jingtao Supply Chain Co., Ltd for no consideration.

On August 28, 2020, the Company set up a 99% owned subsidiary Zhejiang Xiaojing e-commerce Co., Ltd.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-Q. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements. All references to “we,” “us,” “our” and the “Company” refer to Shengda Network Technology Inc., a Nevada corporation, and its consolidated subsidiaries unless the context requires otherwise.

Overview

Shengda Network Technology, Inc., formerly known as Soltrest, Inc., was incorporated on March 14, 2018 under the laws of the State of Nevada. On March 30, 2020, the Company filed an amendment to its Articles of Incorporation changing its name to Shengda Network Technology, Inc. (the “Company”).

On April 20, 2020, we purchased 100% of the shares of Peaker International Trade Group Limited, (“Peaker”), located in Hong Kong, for a total purchase price of US$1,330. Thereafter, on May 15, 2020, Peaker incorporated its wholly-owned subsidiary, Zhejiang Jingmai Electronic Commerce Ltd., (“Jingmai Electronic”) located in Zhejiang province, China, which serves as the operating company for our activities in China.

Description of Our Business

The Company’s principal business, through Jingmai Electronic, is providing an e-commerce portal (similar to Amazon or Wish) for the sale of products. We purchase goods according to market demand, directly from manufacturers that we have standing relationships with. The goods we source include, but are not limited to, electronic products, daily consumer goods such as shampoo and toothpaste, and various other items.

We then sell the goods we purchase, as well as products from other reliable merchants, to our various customers. Our Company is similar to a wholesaler in that our customers purchase goods from us bulk. We aim to effectively organize suppliers, manufacturers and distributors in order to minimize the costs of the whole supply chain system and offer competitive prices. Our Company does not warehouse or store any of the good we purchase. If the manufacturer we purchase from is not able to ship the goods directly to our customers, then our Company manages the logistics and arranges for a third-party shipping company.

Our Company actively cooperates with other listed or state-owned enterprises. We currently have a commodity purchase contract with Kunming Pharmaceutical Group. We also engage with companies whose products we feel are of good quality and that also need new channels, specifically social e-commerce. We cooperate with these companies so that they can expand their sales and supplies by offering our products and services on their sites

Target Market and Clients/Potential Clients

Our current target market is China, where we engage in e-commerce services. In recent years, with the rapid rise of social e-commerce, the Company began to diversify. Our sales channels have gradually changed from offline to online and from a single product sales business into a more comprehensive business of supply chain management.

Other Events

In April 2022, Jingmai Electronic incorporated three (3) wholly owned subsidiaries. Jingmai Electronic has begun to supply goods to various social e-commerce platforms and merchants. Social e-commerce refers to the process of engaging customers at every point of their buying journey.

Jingmai Electronic is designed to provide high-quality supply chain resources and is quicky moving into live broadcast management services in order to provide sustainable development for the Company. Jingmai Electronic, and its subsidiaries, also intend to provide comprehensive services, such as supply chain management and live broadcasting resources to TikTok and other social e-commerce platforms.

Covid-19 Pandemic

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

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Revenue and Cost of Sales

Total revenues for the three months ended March 31, 2022 were $1,412,849  compared to $765,616 during the three months ended March 31, 2021. This increase was mainly due to some relief of the COVID-19 pandemic in China during the first quarter of 2022.

Operating expenses

Operating expenses were $1,078,606 for the three months ended March 31, 2022, compared to $53,669 during the three months ended March 31, 2021. This increase was due to the Company’s increased products supply to clients who are in the online live broadcasting business and the corresponding increased personnel.

Net Income

As a result of the forgoing, the net income for the three months ended March 31, 2021 was $2,771,749 as compared to net income of $45,207 for same period ended March 31, 2021. This increase was due to interest income.

Comparison of Results of Operations for the nine months ended March 31, 2022 and 2021

Revenue

Total revenues for the nine months ended March 31, 2021 were $2,759,820 compared to $8,499,788 during the nine months ended March 31, 2021. This decrease was due to the impact of the pandemic and the transition of the Company supplying products to clients in the internet live broadcasting business and e-commerce platforms, which caused reduced offline sales.

Operating expenses

Operating expenses were $1,210,298 for the nine months ended March 31, 2022, compared to $148,509 during the nine months ended March 31, 2021. This increase was due to increased labor costs and expenditures required for revenue channel expansion.

Net Income

As a result of the forgoing, the net income for the period ended March 31, 2022 was $2,754,473 compared to net income of $1,025,050 for same period ended March 31, 2021. This decrease was due to the Company’s shift from offline sales to online sales.

Liquidity and Capital Resources

As of March 31, 2022, we had $43,636 in cash and cash equivalents.

As of March 31, 2022, we had total assets of $11,805,580, working capital of $5,195,811 and an accumulated stockholders’ equity of $11,515,861. As of June 30, 2021, we had total assets of $9,234,996, working capital of $8,482,903 and an accumulated stockholders’ equity of $8,554,224

We believe that our Company’s cash on hand will be sufficient to fund all Company obligations and commitments for the next twelve months.

Off-Balance Sheet Arrangements.

None.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended March 31, 2022, under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, it was concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses in our internal controls over financial reporting. The matters involving internal controls and procedures that we considered to be material weaknesses were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes and (4) lack of timely communications with vendors and proper accrual of expenses.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of Shengda Network Technology, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Certification of Principal Executive Officer and Principal Financial Officer of Shengda Network Technology, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* **	Filed herewith. Furnished herewith.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shengda Network Technology, Inc.
(Registrant)

Date: May 20, 2022	By:	/s/ HangJin Chin
HangJin Chin
President, Chief Executive Officer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

