Form 10-K/A
period 2020-06-30
Shengda Network Technology, Inc.
filed 2022-10-28
CIK 1753931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2020

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from __________ to _______________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

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

Explanatory Note

On September 29, 2022, during the audit for the fiscal year ended June 30, 2022, the Company, discovered that certain prior related party transactions were not properly disclosed in financial statements previously filed by the Company with the Securities and Exchange Commission.

A loan made by the Company to Zhejiang Malai E-commerce Co., Ltd. (“Zhejiang Malai”) on Oct 28, 2020, was previously not disclosed as a related party transaction, and was recorded as a loan receivable. Given the fact that Zhejiang Malai is a related party, the Financial Statements will be revised to properly record the loan as a loan receivable to a related party. Notwithstanding the prior error in recording this transaction, the amount of the loan will not change.

In addition, income generated from the Company’s sales to Zhejiang Malai was previously recorded in the Financial Statements as revenue. Given the fact that Zhejiang Malai is a related party, the Financial Statements will be revised to properly record revenue generated from sales to Zhejiang Malai as revenue from a related party. Notwithstanding the prior error in recording these transactions, the total amount of the Company’s revenues will not change.

The Company will file amended reports with the Commission for each of the periods effected by the above error as soon as practicable. The Company does not expect that the above-described revisions will affect the Company’s previously reported pre-tax income (loss), net income (loss), earning per share, or total revenue as reflected in the Financial Statements.

Management discussed the matters disclosed in the Form 8-K filed with the Commission on October 27, 2022 with the Company’s independent registered public accounting firm and provided them with a copy of these disclosures.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended:

	6/30/20 (Restated)	6/30/19
Revenues	$253,803	$1,500
Net Loss	$(57,003)	$(21,319)
Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.00)
Weighted Average No. Shares, Basic and Diluted	6,960,000	5,568,057
Stockholders’ Equity	$(96,376)	$1,473
Total Assets	$4,275,455	$17,202
Total Liabilities	$4,371,832	$15,729

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

Restatement of Correction of an Error

For the year ended June 30, 2020, the Company had sales with a customer. In preparing the financial statements, management failed to identify and disclose the fact that the customer being a related party to the Company within the definition of ASC 850. The Company also failed to disclose this fact to the auditors of the Company.

Management has identified a material weakness in understanding and knowledge of US GAAP.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Shengda Network Technology, Inc. for the fiscal year ended June 30, 2020, as filed with the Securities and Exchange Commission (“SEC”) on November 13, 2020 (the “Original Filing”). Management concluded that the Original Filing, should be restated due to the missing disclosure of the related party transactions.

The financial statement misstatements reflected in the table below did not impact cash flows from operations, investing, or financing activities in the Company’s statements of cash flows for any period previously presented.

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
	(Restated)
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

Restatement of 2020 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct a misstatement.

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

/s/ SS Accounting & Auditing, Inc.

Firm ID : 6717

Plano, TX
November 4, 2020, except for Note 2, as to which the date is October 28, 2022.

We have served as the Company’s auditor from 2020 to 2022.

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

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended June 30,
	2020(Restated)	2019

Revenue	$-	$1,500
Revenue – Related Party	253,803	-
Total Revenue	253,803	1,500
Cost of Revenue	213,618	-
Gross Profit	40,185	1,500

Expenses
Professional expenses	86,152	16,938
General and administrative expenses	11,167	5,881
Total expenses	97,319	22,819

Loss from operations	(57,134)	(21,319)

Other income (expense)
Interest income	161	-
Bank charges	(30)	-
Other income, net	131	-

Loss before income taxes	(57,003)	(21,319)

Income Tax Expense	-	-

Net loss after tax	$(57,003)	$(21,319)

Other comprehensive income
Foreign currency translation loss	(39,516)	-

Total Comprehensive Loss	$(96,519)	$(21,319)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Weighted-average number of common shared outstanding	6,960,000	5,568,057

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

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,003)	$(21,319)
Changes in Operating Assets and Liabilities:
Prepaid expenses	(4,144)	4,166
Accounts payable	46,330	755
Payroll payable	3,373	-
Tax payable	2,538	-
Other payable	21,731	-
Other payable - Related party	1,330	-
Net cash provided by/ (used in) operating activities	14,155	(16,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	5,000	9,000
Proceeds from sales of common stock to related party	302,000	-
Proceeds from sales of common stock	3,972,500	19,600
Net cash provided by financing activities	4,279,500	28,600

Effect of exchange rate fluctuation on cash and cash equivalents	(39,531)	-

Net increase in cash	4,254,124	12,202

Cash, beginning of period	17,202	5,000

Cash, end of period	$4,271,326	$17,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

Note 2 - Restatement for Correction of an Error

During the year end June 30, 2020, the Company had sales amounting to $253,803 with a customer that accounted for 100% of the total revenue for the year ended June 30, 2020. The management subsequently discovered that the customer is a related party within the definition ASC 850.

In the Affected Report, the Company corrected the disclosure by reporting the above as related party transactions.

Consequently, Management has identified a material weakness in understanding and knowledge of US GAAP.

Comparison of restated financial statements to financial statements as previously reported:

Consolidated Statement of Operations	Year ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Revenue	$253,803	$(253,803)	$-

Revenue – Related Party	-	253,803	253,803
Total Revenue	253,803	-	253,803

As a result of the restatement in 2020, there is no change in the total balances of assets, liabilities, net loss or loss per share

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies

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

Note 4 - Recent Accounting Pronouncements

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

Note 5 – Going Concern

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

Note 6 - Accounts Payable

As of June 30, 2020, and 2019, accounts payable amounted to $47,085 and $755, respectively. Accounts payable mainly comprise of professional fee.

Note 7 – Leases

The Company has an operating lease for the rental of office space. Rent expense for the operating lease for the twelve months ended June 30, 2020, and 2019, was $796 and $0, respectively. As of June 30, 2020, the Company has prepaid rent up until December 10, 2020 in the amount of $2,919.

Note 8 – Advances and Deposits

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

Note 9 – Other Payable

As of June 30, 2020, and 2019, other payable amounted to $24,391 and $0, respectively. Other Payable as of June 30, 2020 include $1,330 payable to related party (See Note 11).

Note 10 – Stockholders’ Equity

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

Note 11 – Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship
HangJin Chen	President/CEO/CFO/Secretary/Director
Youcheng Chen	Father of CEO HangJin Chen
Li Weiwei	President/CEO/CFO/Secretary/Director (Former)
Zhejiang Malai Electronic Commerce Co., Ltd	Company controlled by management or affiliate

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

Sales were $253,803 and $0 to Zhejiang Malai Electronic Commerce Co., Ltd for the years ended June 30, 2020 and 2019, respectively.

HangJin Chen is the CEO and shareholder of the Company. Youcheng Chen is the Company’s CEO’s father and the CEO and a shareholder of Peaker. As a result, the transaction is deemed as a related party acquisition and accounted for accordingly.

During the year end June 30, 2020, the Company had sales amounting to $253,803 with a customer, that was identified as a related party and accounted for 100% of the total revenue for the year ended June 30, 2020. Management concluded that the Original Filing, should be restated due to the missing disclosure of the related party transactions.

Note 12 – Income Tax Provision

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

Note 13 – ACQUISITIONS

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

Note 14 – Subsequent Events

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

Restatement of Correction of an Error

Management has identified material weakness in their knowledge and understanding of US GAAP due to which management failed to identify and disclose the related party transaction for 2020 financial statements.

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

Shengda Network Technology, Inc.
(Registrant)

By	/s/ HangJin Chen
HangJin Chen
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	October 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ HangJin Chen
HangJin Chen
Sole Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	October 28, 2022

