Form 10-K/A
period 2021-06-30
Shengda Network Technology, Inc.
filed 2022-10-28
CIK 1753931

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

Restatement of Correction of an Error

As of and for the year ended June 30 2021, the Company had sales, accounts receivable and loan balances with a customer. For the year ended June 30, 2020 , the Company had sales with the same customer. In preparing the financial statements, management failed to identify and disclose the fact that the customer being a related party to the Company within the definition of ASC 850. The Company also failed to disclose this fact to the auditors of the Company.

Management has identified a material weakness in understanding and knowledge of US GAAP.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Shengda Network Technology, Inc. for the fiscal year ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on September 28, 2021 (the “Original Filing”). In the Original Filing, Management concluded that Statements for the periods beginning with the first quarter of 2021 through the third quarter of 2022 (collectively, the “Affected Periods”) should be restated due to the missing disclosure of the related party transactions.

Results of Operations

Fiscal Year Ended June 30, 2021 Compared to June 30, 2020

The following table summarizes the results of our operations during the fiscal years ended June 30, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or decrease from the current 12-month period to the prior 12-month period:

Line Item	6/30/2021	6/30/2020	Increase (Decrease)	Percentage Increase (Decrease)
	(Restated)	(Restated)
Revenues	$9,489,187	$253,803	$9,235,384	3,638%
Operating expenses	4,020,368	97,319	3,923,049	4,031%
Other income	20,049	131	19,918	15,205%
Net loss	(2,716,347)	(57,003)	2,659,344	4,665%
Loss per share of common stock	(0.23)	(0.01)	(0.22)	2,200%

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
	(Restated)
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

Restatement of 2021 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2021 consolidated financial statements have been restated to correct a misstatement.

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

/s/ SS Accounting & Auditing, Inc.

Firm ID : 6717

We have served as the Company’s auditor from 2020 to 2022.

Plano, Texas

September 28, 2021, except for Note 2, as to which the date is October 28, 2022.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020
ASSETS	(Restated)

Current Assets
Cash and cash equivalents	$143,933	$4,271,326
Account receivable, net	961,613	-
Account receivable - related party, net	1,640,779	-
Loan receivable - related party, net	6,417,350	-
Prepaid expense	-	4,129
Total Current Assets	9,163,675	4,275,455

Right of use asset - operating	2,813	-
Property and equipment, net	68,508	-

Total Assets	$9,234,996	$4,275,455

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$526,722	$47,085
Related party loans	19,974	19,974
Accrued expenses and other payables	98,354	28,942
Advances and deposits	30,976	3,972,500
Advances and deposits - related party	-	302,000
Operating lease liabilities	4,746	-
Other payable - related party	-	1,330
Total Current Liabilities	680,772	4,371,831

Total Liabilities	680,772	4,371,831

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized; 50,000 shares and 0 shares issued and outstanding at June 30, 2021 and 2020, respectively	50	-
Common Stock, $0.001 par value, 1,000,000,000 shares authorized; 14,009,945 shares and 6,960,000 shares issued and outstanding at June 30, 2021 and 2020, respectively	14,010	6,960
Additional paid-in capital	10,515,935	16,310
Retained earnings (Accumulated loss)	(2,796,477)	(80,130)
Accumulated other comprehensive income (loss)	820,706	(39,516)
Total Stockholders’ Equity (Deficit)	8,554,224	(96,376)
Total Liabilities and Stockholders’ Equity	$9,234,996	$4,275,455

The accompanying notes are an integral part of consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the years ended June 30,
	2021	2020
	(Restated)	(Restated)
Revenue	$4,210,817	$-
Revenue – Related Party	5,278,370	253,803
Total Revenue	9,489,187	253,803

Cost of Revenue	7,828,750	213,618

Gross Profit	1,660,437	40,185

Operating Expenses
Professional expenses	125,989	86,152
General and administrative expenses	3,894,379	11,167
Total Operating Expenses	4,020,368	97,319

(Loss) Income from Operations	(2,359,931)	(57,134)

Other Income (Expense)
Interest expense	(114)	-
Interest income	21,077	161
Other expense	(33)	-
Bank charges	(881)	(30)
Total Other Income (Expense)	20,049	131

Income (Loss) before Income Taxes	(2,339,882)	(57,003)

Income Tax Expense	376,465	-

Net Income (Loss)	$(2,716,347)	$(57,003)

Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	860,222	(39,516)

Total Other Comprehensive Income (Loss)	$(1,856,125)	$(96,519)

Basic and Diluted Net Income (Loss) per Common Share	$(0.23)	$(0.01)

Weighted-average Number of Common Shares Outstanding	11,595,580	6,960,000

The accompanying notes are an integral part of consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2021 (Restated)	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,716,347)	$(57,003)
Adjustments to Reconcile from Net Loss to Net Cash (Used in) Provided by Operating Activities
Depreciation and amortization	12,871	-
Provision for uncollectible accounts	3,749,348
Changes in Operating Assets and Liabilities:
(Increase) in account receivable	(1,019,617)	-
(Increase) in account receivable – related party	(3,158,126)	-
Decrease (Increase) in prepaid expenses	4,325	(4,144)
Increase in accounts payable	467,573	46,330
Increase in payroll payable	-	3,373
Increase in accrued expenses and other payables	68,577	24,269
Increase in advances and deposits	30,202	-
(Decrease) increase in other payable - related party	(1,330)	1,330
Net Cash (Used in) Provided by Operating Activities	(2,562,524)	14,155

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable - related party	(8,365,926)	-
Acquisition of plant and equipment	(77,896)	-
Net Cash Used in Investing Activities	(8,443,822)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from related party	-	5,000
Proceeds from sale of preferred stock to a related party	2,000	-
Proceeds for sale of common stock to related party	-	302,000
Proceeds for sale of common stock	6,230,225	3,972,500
Net Cash Provided by Financing Activities	6,232,225	4,279,500

Effect of Exchange Rate Fluctuations on Cash	646,728	(39,531)

Net (Decrease) Increase in Cash	(4,127,393)	4,254,124

Cash - Beginning of Period	4,271,326	17,202

Cash - End of Period	$143,933	$4,271,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax	$376,465	$-
Interest	$-	$-

SUPPLEMENTAL DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of cash advances from related party into common stock	$302,000	$-
Conversion of cash advances received into common stock	$3,972,500	$-

The accompanying notes are an integral part of consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional	Retained	Accumulated Other	Stockholders’
Year Ended June 30, 2021	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Income (Loss)	Equity (Deficit)

Balance - June 30, 2020	-	$-	6,960,000	$6,960	$16,310	$(80,130)	$(39,516)	$(96,376)
Issuance of common shares for cash	-	-	3,165,112	3,165	6,227,060	-	-	6,230,225
Issuance of common stock upon conversion of advances	-	-	3,551,500	3,552	3,968,948	-	-	3,972,500
Issuance of common stock to related party	-	-	333,333	333	301,667	-	-	302,000
Issuance of preferred shares for cash to a related party	50,000	50	-	-	1,950	-	-	2,000
Net loss	-	-	-	-	-	(2,716,347)	-	(2,716,347)
Foreign currency translation adjustment	-	-	-	-	-	-	860,222	860,222
Balance - June 30, 2021	50,000	$50	14,009,945	$14,010	$10,515,935	$(2,796,477)	$820,706	$8,554,224

	Preferred Stock		Common Stock		Additional	Retained	Accumulated Other	Stockholders’
Year Ended June 30, 2020	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Income (Loss)	Equity (Deficit)

Balance - June 30, 2019	-	$-	6,960,000	$6,960	$17,640	$(23,127)	$-	$1,473
Investment	-	-	-	-	(1,330)	-	-	(1,330)
Net loss	-	-	-	-	-	(57,003)		(57,003)
Foreign currency translation adjustment							(39,516)	(39,516)
Balance - June 30, 2020	-	$-	6,960,000	$6,960	$16,310	$(80,130)	$(39,516)	$(96,376)

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

Note 2 - Restatement for Correction of an Error

During the year end June 30, 2021, the Company had sales amounting to $5,278,370 with a customer that accounted for 56% of the total revenue for the year ended June 30, 2021. For the year ended June 30, 2020, the Company had sales with that customer amounting $253,803 that accounted for 100% of the total revenue for the year ended June 30, 2020. The Company also had a net accounts receivable balance in the amount of $1,640,779 as of June 30, 2021, with that customer. The management subsequently discovered that the customer is a Related Party within the definition ASC 850

On October 25, 2020, the Company signed an agreement with that Company’s major customer. The Company agreed to loan the related party $9,292,817 (RMB60,000,000) at an annual interest rate of 7.2%. The actual loan amount shall prevail within the total amount. The loan is guaranteed by a Company’s major supplier and due on October 25, 2021. The Company has recorded an allowance for uncollectible amount of $2,108,959 as of June 30, 2021. The total loan receivable, net of allowance amounted $6,417,350 and $0 as of June 30, 2021 and 2020, respectively. The management subsequently discovered that the customer is a Related Party within the definition ASC 850-

In the Affected Reports, the Company corrected the disclosure by reporting the above as related party transactions and balances.

Consequently, Management has identified a material weakness in understanding and knowledge of US GAAP.

Comparison of restated financial statements to financial statements as previously reported :

Consolidated Statement of Operations	Year ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Revenue	$253,803	$(253,803)	$-
Revenue – Related Party	-	253,803	253,803
Total Revenue	253,803	-	253,803

Consolidated Balance Sheets	As of June 30, 2021
	As Previously Reported	Restatement Adjustment	As Restated

Current Assets:
Account receivable, net	$2,602,392	$(1,640,779)	$961,613
Account receivable - related party, net	-	1,640,779	1,640,779
Loan receivable, net	6,417,350	(6,417,350)	-
Loan receivable - related party, net	-	6,417,350	6,417,350
Total Current Assets	9,163,675	-	9,163,675

Consolidated Statement of Operations	Year ended June 30, 2021
	As Previously Reported	Restatement Adjustment	As Restated

Revenue	$9,489,187	$(5,278,370)	$4,210,817
Revenue – Related Party	-	5,278,370	5,278,370
Total Revenue	9,489,187	-	9,489,187

Consolidated Statements of Cash Flows	Year ended June 30, 2021
	As Previously Reported	Restatement Adjustment	As Restated

(Increase) in account receivable	$(4,177,743)	$3,158,126	$(1,019,617)
(Increase) in account receivable - related party	-	(3,158,126)	(3,158,126)
Net Cash Used in Operating Activities	(2,562,524)	-	(2,562,524)
Loan receivable	8,365,926	(8,365,926)	-
Loan receivable - related party	-	8,365,926	8,365,926
Net Cash Used in Investing Activities	(8,443,822)	-	(8,443,822)
Net Cash Provided by Financing Activities	6,232,225	-	6,232,225

Unaudited Condensed Consolidated Balance Sheets	As of March 31, 2021
	As Previously Reported	Restatement Adjustment	As Restated

Current Assets:
Account receivable,	$3,537,706	$(3,192,013)	$345,693
Account receivable - related party	-	3,192,013	3,192,013
Loan receivable	8,242,010	(8,242,010)	-
Loan receivable - related party	-	8,242,010	8,242,010
Total Current Assets	12,731,834	-	12,731,834

Unaudited Condensed Consolidated Statement of Operations	Three Months ended March 31, 2021
	As Previously Reported	Restatement Adjustment	As Restated

Revenue	$765,616	$(145,293)	$620,323
Revenue – Related Party	-	145,293	145,293
Total Revenue	765,616	-	765,616

Unaudited Condensed Consolidated Statement of Operations	Nine Months ended March 31, 2021
	As Previously Reported	Restatement Adjustment	As Restated

Revenue	$8,499,788	$(5,233,559)	$3,266,229
Revenue – Related Party	-	5,233,559	5,233,559
Total Revenue	8,499,788	-	8,499,788

Unaudited Condensed Consolidated Statements of Cash Flows	Nine Months ended March 31, 2021
	As Previously Reported	Restatement Adjustment	As Restated

Account receivable	$(3,470,436)	$3,131,315	$(339,121)
Account receivable - related party	-	(3,131,315)	(3,131,315)
Net Cash Used in Operating Activities	(2,578,186)	-	(2,578,186)
Loan receivable	8,085,285	(8,085,285)	-
Loan receivable - related party	-	8,085,285	8,085,285
Net Cash Used in Investing Activities	(8,162,519)	-	(8,162,519)
Net Cash Provided by Financing Activities	6,232,225	-	6,232,225

Unaudited Condensed Consolidated Balance Sheets	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Current Assets:
Account receivable	$3,121,049	$(3,121,049)	$-
Account receivable - related party	-	3,121,049	3,121,049
Loan receivable	8,275,862	(8,275,862)	-
Loan receivable - related party	-	8,275,862	8,275,862
Total Current Assets	13,414,168	-	13,414,168

Unaudited Condensed Consolidated Statement of Operations	Three Months ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Revenue	$2,590,594	$(1,472,062)	$1,118,532
Revenue – Related Party	-	1,472,062	1,472,062
Total Revenue	2,590,594	-	2,590,594

Unaudited Condensed Consolidated Statement of Operations	Six Months ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Revenue	$7,734,172	$(5,088,266)	$2,645,906
Revenue – Related Party	-	5,088,266	5,088,266
Total Revenue	7,734,172	-	7,734,172

Unaudited Condensed Consolidated Statements of Cash Flows	Six Months ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Account receivable	$(3,006,281)	$3,006,281	$-
Account receivable - related party	-	(3,006,281)	(3,006,281)
Net Cash Used in Operating Activities	(2,151,847)	-	(2,151,847)
Loan receivable	7,971,539	(7,971,539)	-
Loan receivable - related party	-	7,971,539	7,971,539
Net Cash Used in Investing Activities	(8,047,686)	-	(8,047,686)
Net Cash Provided by Financing Activities	6,232,225	-	6,232,225

Unaudited Condensed Consolidated Balance Sheets	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Current Assets:
Account receivable	$1,439,494	$(1,424,766)	$14,728
Account receivable - related party	-	1,424,766	1,424,766
Total Current Assets	12,966,548	-	12,966,548

Unaudited Condensed Consolidated Statement of Operations	Three Months ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Revenue	$5,143,578	$(3,616,204)	$1,527,374
Revenue – Related Party	-	3,616,204	3,616,204
Total Revenue	5,143,578	-	5,143,578

Unaudited Condensed Consolidated Statements of Cash Flows	Three Months ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Account receivable	$(1,413,328)	$1,398,868	$(14,460)
Account receivable - related party	-	(1,398,868)	(1,398,868)
Net Cash Used in Operating Activities	(1,456,401)	-	(1,456,401)
Net Cash Used in Investing Activities	(74,593)	-	(74,593)
Net Cash Provided by Financing Activities	6,232,225	-	6,232,225

As a result of the restatement in 2020 and 2021, there is no change in the total balances of assets, liabilities, net loss or loss per share

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

Note 4 - Loan Receivable – Related Party

On October 25, 2020, the Company signed an agreement with a related party, which is also the Company’s major customer. The Company agreed to loan the customer the $9,292,817 (RMB60,000,000) at an annual interest rate of 7.2%. The actual loan amount shall prevail within the total amount. The loan is guaranteed by a Company’s supplier and due on October 25, 2021. The borrower is required to pay all the principal and the relevant interest in full amount on the due date. The Company has recorded an allowance for uncollectible amount of $2,108,959 as of June 30, 2021. The total loan receivable – related party, net of allowance amounted $6,417,350 and $0 as of June 30, 2021 and 2020, respectively.

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

Note 7 – Advances and Deposits

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

Note 8 – Accrued Expenses and Other Payables

As of June 30, 2021 and 2020, accrued expenses and other payables amounted to $98,354 and $28,942, respectively. Other payables include $1,330 payable to a related party (See Note 10) as of June 30, 2020. In September 2020, other payable to a related party totaling $1,330 were paid in full.

Note 9 – Stockholders’ Equity

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

On November 2, 2020, the Company issued 3,165,112  shares of common stock to 436 investors for a cash consideration of $6,230,225. at the sale price of $2.00 per share. In addition, the Company issued 333,333 shares of common stock to a related party for cash proceeds of $302,000 (Note 10).

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

On November 20, 2020, the Company issued 50,000 shares of Series A Preferred Stock in settlement of cash advances payable to an officer of $2,000 (Note 10).

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

On June 16, 2020, the Company issued 300,000 shares of common stock to a related party (the Company’s CEO’s father) at $1.00 per share, that was subsequently cancelled on June 30, 2020. The consideration of $300,000 is recorded as advances and deposits under current liabilities in the consolidated balance sheets. On November 2, 2020, 300,000 shares of common stock were issued to the related party (Note 7).

On June 20, 2020, the Company issued 10,000,000 shares of common stock to HangJin Chen, the Company’s CEO at $0.0002 per share which were subsequently cancelled on June 30, 2020. The consideration of $2,000 is recorded as advances and deposits under current liabilities in the consolidated balance sheets.

On July 1, 2020, the Company received a deposit of $2,000 from a related party Youcheng Chen. This deposit is recorded as advances and deposits under current liabilities. On November 2, 2020, the Company issued 33,333 shares of common stock in settlement of $2,000 deposit received from the related party Youcheng Chen (Note 7, 9).

On November 20, 2020, the Company issued 50,000 shares of Series A Preferred Stock in settlement of cash advances payable to an officer of $2,000 (Note 9).

On October 25, 2020, the Company signed an agreement with a related party, which is also the Company’s major customer. The Company agreed to loan the customer the $9,292,817 (RMB60,000,000) at an annual interest rate of 7.2%. The actual loan amount shall prevail within the total amount. The loan is guaranteed by a Company’s supplier and due on October 25, 2021. The borrower is required to pay all the principal and the relevant interest in full amount on the due date. The Company has recorded an allowance for uncollectible amount of $2,108,959 as of June 30, 2021. The total loan receivable – related party, net of allowance amounted $6,417,350 and $0 as of June 30, 2021 and 2020, respectively(Note 4).

Sales were $5,278,370 and $253,803 to Zhejiang Malai Electronic Commerce Co., Ltd for the years ended June 30, 2021 and 2020, respectively.

Related party loans represent working capital advances to the Company by former President and Director in the amount of $19,974 as of June 30, 2021 and 2020, respectively. The loan is unsecured, non-interest bearing and due on demand. The Company has not recorded any imputed interest expense for the years ended June 30, 2021 and 2020, respectively (Note 13).

Note 11 – Income Taxes

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

On July 1, 2021, the former President and Director agreed to forgive the working capital advance of $19,974 given to the Company on March 20, 2020 (Note 10).

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

Restatement for Correction of an Error

Management has identified material weakness in their knowledge and understanding of US GAAP due to which management failed to identify and disclose the related party transactions for 2020 and 2021 financial statements. In addition to the year ended statements for 2020 and 2021, Management concluded that Statements for the periods beginning with the first quarter of 2021 through the third quarter of 2022 (collectively, the “Affected Periods”) should be restated due to the missing disclosure of the related party transactions.

ITEM 9B.	OTHER INFORMATION.

On October 25, 2020, the Company signed an agreement with a related party, which is also the Company’s major customer. The Company agreed to loan the customer the $9,292,817 (RMB60,000,000) at an annual interest rate of 7.2%. The actual loan amount shall prevail within the total amount. The loan is guaranteed by a Company’s supplier and due on October 25, 2021. The borrower is required to pay all the principal and the relevant interest in full amount on the due date.

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

The board approved all fees described above.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

Financial Statements

The following documents are filed in Part II, Item 8 of this Report:

●	Report of SS Auditing and Accounting, Inc., Independent Registered Certified Public Accounting Firm for the fiscal year ended June 30, 2021

●	Balance Sheets as of June 30, 2021 and 2020 (audited)

●	Statements of Operations for the years ended June 30, 2021 and 2020 (audited)

●	Statements of Changes in Stockholders’ Equity for the period from July 1, 2020 to June 30, 2021 (audited)

●	Statements of Cash Flows for the years ended June 30, 2021 and 2020 (audited)

●	Notes to Financial Statements

Exhibits

The exhibits listed below are filed as part of or incorporated by reference in this Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	S-1	333-227526	3.1	9/26/18
3.2	Amendment to Articles of Incorporation Filed March 30, 2020	10-K	333-227526	3.2	9/28/21
3.3	Certificate of Designation for Series A Preferred Stock filed November 16, 2020	10-K	333-227526	3.3	9/28/21
3.4	Bylaws	S-1	333-227526	3.2	9/26/18
10.1	Director’s Loan Agreement	S-1	333-227526	10.1	9/26/18
16.1	Letter from MICHAEL GILLESPIE & ASSOCIATES, PLLC Dated August 27, 2020 Regarding Change in Certifying Accountant	8-K	333-227526	16.1	8/28/20
21.1	List of Subsidiaries	10-K	333-227526	21.1	9/28/21
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Section 1350 Certification of Principal Executive Officer					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16.	FORM 10–K SUMMARY.

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

