Form 10-K
period 2022-06-30
Shengda Network Technology, Inc.
filed 2022-10-28
CIK 1753931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended June 30, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2021) $67,312,088.

As of October 28, 2022, there were 14,009,945 shares of the registrant’s Common Stock outstanding.

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

Background

Shengda Network Technology, Inc. (the “Company”) was incorporated on March 14, 2018 in the State of Nevada under the name “Soltrest, Inc. On March 30, 2020, we filed an amendment to its Articles of Incorporation changing our name to “Shengda Network Technology, Inc.”

On April 20, 2020, we purchased 100% of the shares of Peaker International Trade Group Limited (Hong Kong) (“Peaker”) for a total purchase price of US$1,330. This purchase was made through our wholly owned subsidiary Jingmao Webmall, Inc., incorporated in the Cayman Islands on August 11, 2020. Peaker presently owns 100% of Zhejiang Jingmai Electronic Commerce Ltd., which is located in Zhejiang province, China. Thereafter, on May 15, 2020, Peaker incorporated in China a 100%-owned subsidiary, Zhejiang Jingmai Electronic Commerce Ltd. (China) (“Jingmai Electronic”) which is intended to serve as an operating company in China for our activities in China.

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

Recent Developments

On April 22, 2022, the Company obtained 99% ownership of the following subsidiaries:

●	Yiwu Tianqi Enterprise Management Co., Ltd.;
●	Zhejiang Jingmai e-commerce Co., Ltd.;
●	Zhejiang Jingtao Supply Chain Co., Ltd., and

The interest in all of these subsidiaries was acquired for no consideration.

On June 28, 2022, the board of directors (the “Board”) of the Company dismissed SS Accounting & Auditing, Inc., as the Company’s independent registered public accounting firm, and engaged Paris Kreit & Chiu CPA LLP, (“Paris Kreit”), as the Company’s new independent registered public accounting firm.

On August 15, 2022, the size of the Board was increased to five members. Mr. Yizhong Chen, Mr. Hanguo Li, Mr. Manu Ohri and Mr. Yanfeng Wang were appointed as independent directors of the Board, effective the same date. In addition, effective the same date, the Board created an Audit Committee, a Nominating Committee and a Compensation Committee and also adopted a Code of Business Conduct and Ethics. The Company also adopted amended and restated bylaws.

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

Our Company actively cooperates with other listed or state-owned enterprises. On May 23, 2022, we entered into a commodity purchase contract, through Yiwu Tianqi Enterprise Management Co., Ltd., with Kunming Pharmaceutical Group, a state-owned enterprise. We also engage with companies whose products we feel are of good quality and that also need new channels, specifically social e-commerce. We cooperate with these companies so that they can expand their sales and supplies by offering our products and services on their sites

Target Market and Clients/Potential Clients

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

During the initial phase of our development, our main target clients were individual users that browse internet on a daily basis. Beginning in January 2022, our second and current phase of business development is focusing on growth through providing services and products to small companies. If we succeed with these smaller companies, we intend to offer our products and services to medium sized corporations.

Sources of Revenue

Our revenue is generated in three main areas: traditional trade sales, which are sales to physical, offline stores; online wholesale sales, which are sales to online sellers; and sales of services which provide enterprises with marketing and promotion related services such as providing live broadcasting resources, technical services, and promotional services, among others.

We have identified three main marketing client groups associated with the various streams of revenue: individual users of personal computers and other internet enabled devices, and medium sized companies.

We are marketing to personal computing and other internet enabled device users with our WebMall sales and service. As of 2021, there were 340 million sales of personal computers and internet enabled devices, and several billion are expected over the next three to five years. Capturing a small sector of this user population could allow us to sell our products and services at a very attractive and affordable prices.

Growth Strategy

Within the next six months, we will provide services to a variety of locales in China. Zhejiang is the center of China, and we have estimated that 80% of our members are in Hubei, Jiangxi, Shanxi, Hebei, Anhui, Fujian and other provinces. Our members include users who register with us through email. The services we intend to provide are traditional trade sales, which are sales to physical, offline stores; online wholesale sales, which are sales to online sellers; and sales of services which provide enterprises with marketing and promotion related services such as providing live broadcasting resources, technical services, and promotional services, among others.

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

Employees

As of October 28, 2022, we had 50 employees, all of whom were full-time.

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

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

On January 5, 2021, Zhejiang Jingmai Electronic Commerce Ltd. leased an office on the 4th floor of Block 3A, Lugang E-commerce Town, Yiwu City, in Zhejiang, China. The lease term of the office is from January 5, 2021 to April 5, 2022. There was a rent-free period January 5, 2021 to April 5, 2021. The monthly rent is $388. On March 20, 2022, Zhejian Jingmai Electronic Commerce Ltd. leased an office in Zhejiang, China. The lease term of the office is from April 1, 2022 to March 30, 2023. The monthly rent is $373.

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

Market Information

Common Stock

Our common stock is quoted on the OTC Pink under the symbol “SDWL.” On October 12, 2022, the closing price of our stock was $7.70.

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

Preferred Stock

Series A Preferred Stock

On November 10, 2020, the Board designated 1,000,000 shares as “Series A Preferred Stock”. The original issue price of each share of Series A Preferred Stock was $1.00. The terms and rights of the Series A Preferred Stock as set forth below.

Liquidation Preference

In the event of any liquidation, dissolution, or winding up of the corporation, either voluntary or involuntary, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of all other shares of stock but after distribution of such assets among, or payment thereof to holders of any preferred stock designated senior to the Series A Preferred Stock, an amount equal to $1.00, the Series A original issue price for each share of Series A Preferred Stock, plus an amount equal to all declared but unpaid dividends on Series A Preferred Stock (the “Series A Liquidation Preference”).

After the payment of the full Series A Liquidation Preference, the remaining assets of the Company legally available for distribution, if any, shall be distributed ratably to the holders of the Common Stock in an amount equal to the Series A Liquidation Preference; after such distribution to the holders of the Common Stock, the remaining assets of the corporation legally available for distribution, if any, shall be distributed ratably among the Series A Preferred Stock and the Common Stock. If the assets and funds legally available for distribution among the holders of Series A Preferred Stock shall be insufficient to permit the payment to the holders of the full Series A Liquidation Preference, then the assets and funds shall be distributed ratably among holders of Series A Preferred Stock in proportion to the number of shares of Series A Preferred Stock owned by each holder.

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

Redemption

The Company shall have the right to redeem the Series A Preferred Stock, plus any accrued and unpaid dividends, in whole but not in part, at any time or from time to time, at a cash redemption price equal to the aggregate Series A original issue price the Series A Preferred Stock being redeemed (the “Redemption Amount”) plus an amount equal to the amount of the accrued and unpaid dividend thereon.

Holders

As of the close of business on October 12, 2022, we had approximately 450 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Equity Stock Transfer LLC, 237 W 37th St Suite 602, New York, NY 10018, (212) 575-5757, www.equitystock.com. The transfer agent is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and operates under the regulatory authority of the SEC and FINRA. In addition, we have one holder of 50,000 shares of Preferred Stock as of the close of business on October 12, 2022.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Options and Warrants

We do not have any outstanding options or warrants.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2022, we had no securities authorized for issuance under equity compensation plans either approved or not approved by our shareholders.

Recent Sales of Unregistered Securities

On July 15, 2020, the Company sold 723,500 shares of Common Stock to 72 investors for aggregate gross proceeds of $1,447,000.

On July 20, 2020, the Company sold 499,328 shares of Common Stock to 49 investors for aggregate gross proceeds of $998,656.

On July 28, 2020, the Company sold 606,928 shares of Common Stock to 52 investors for aggregate gross proceeds of $1,213,856.

On August 31, 2020, the Company sold 803,500 shares of Common Stock to 92 investors for aggregate gross proceeds of $1,607,000.

On October 15, 2020, the Company sold 531,856 shares of Common Stock to 98 investors for aggregate gross proceeds of $963,713. In addition, the Company issued 33,333 shares of common stock to a related party for a cash consideration of $2,000.

On November 2, 2020, the Company sold 3,551,500 shares of common stock to investors for $3,972,500.

On November 2, 2020, the Company sold 3,165,112 shares of common stock to 436 investors for a cash consideration of $6,230,225. at the sale price of $2.00 per share. In addition, the Company issued 333,333 shares of common stock to a related party for cash proceeds of $302,000.

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

Overview

We were incorporated on March 14, 2018, in the State of Nevada. On March 30, 2020, we filed an amendment to our Articles of Incorporation changing our name to “Shengda Network Technology, Inc.”

On April 20, 2020, we purchased 100% of the shares of Peaker International Trade Group Limited (Hong Kong) (“Peaker”) for a total purchase price of US$1,330. This purchase was made through our wholly owned subsidiary Jingmao Webmall, Inc., incorporated in the Cayman Islands on August 11, 2020. Peaker presently owns 100% of Zhejiang Jingmai Electronic Commerce Ltd., which is located in Zhejiang province, China. Thereafter, on May 15, 2020, Peaker incorporated in China a 100%-owned subsidiary, Zhejiang Jingmai Electronic Commerce Ltd. (China) (“Jingmai Electronic”) which is intended to serve as an operating company in China for our activities in China.

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

On April 22, 2022, the Company obtained 99% ownership of the following subsidiaries:

●	Yiwu Tianqi Enterprise Management Co., Ltd.;
●	Zhejiang Jingmai e-commerce Co., Ltd.;
●	Zhejiang Jingtao Supply Chain Co., Ltd., and

The interest in all of these subsidiaries was acquired for no consideration.

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

Our Company actively cooperates with other listed or state-owned enterprises. We currently have a commodity purchase contract with Kunming Pharmaceutical Group. We also engage with companies whose products we feel are of good quality and that also need new channels, specifically social e-commerce. We cooperate with these companies so that they can expand their sales and supplies by offering our products and services on their sites.

Restatement of Correction of an Error

As of and for the years ended June 30, 2021, the Company had sales, accounts receivable and loan balances with a customer. In preparing the financial statements, management failed to identify and disclose the fact that the customer being a related party to the Company within the definition of ASC 850. The Company also failed to disclose this fact to the auditors of the Company.

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

Results of Operations

Fiscal Year Ended June 30, 2022 Compared to June 30, 2021

The following table summarizes the results of our operations during the fiscal years ended June 30, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase or decrease from the current 12-month period to the prior 12-month period:

Line Item	6/30/2022	6/30/2021	Increase (Decrease)	Percentage Increase (Decrease)
		(Restated)
Revenue	$3,957,283	$9,489,187	$(5,531,904)	(58.3)%
Operating expenses	458,211	4,020,368	(3,562,157)	(88.6)%
Other income, net	4,621,153	20,049	4,601,104	22949.3%
Net income (loss)	4,324,608	(2,716,347)	7,040,955	259.2%
Basic and Diluted Net Income (Loss) per common share	0.31	(0.23)	0.54	31.8%

During the year ended June 30, 2022, we had revenues of $3,957,283, compared to revenues of $9,489,187 for the year ended June 30, 2021, a decrease of $5,531,904 (58.3%) due to the Company’s transformation and the continued impact of the global Covid-19 pandemic as well as the return of bad debt provisions.

Operating expenses totaled $458,211 for the year ended June 30, 2022, compared to $4,020,368 for the year ended June 30, 2021, a decrease of $3,562,157 (88.6%). This decrease was attributable to the Company’s profits from business activities and the receivable recovered. Other income, net totaled $4,324,608 for the year ended June 30, 2022, compared to $20,049 for the year ended June 30, 2021, an increase of $4,601,104, or 22949.3%. This increase was attributable to increased interest income and recovery of uncollectible accounts.

We recorded net income of $4,324,608 for the fiscal year ended June 30, 2022 as compared to a net loss of $2,716,347 for the fiscal year ended June 30, 2021. This increase was due to interest income and recovery of uncollectible accounts.

Liquidity and Capital Resources

Liquidity and Capital Resources for the year ended June 30, 2022 compared to the year ended June 30, 2021

	For the Years Ended June 30
	2022	2021
Summary of Cash Flows:
Net cash provided by (used in) provided by operating activities	$(8,066,026)	$(2,562,524)
Net cash provided by (used in) investing activities	8,365,090	(8,443,822)
Net cash provided by financing activities	-	6,232,225
Foreign exchange rate fluctuations gain (loss)	(37,211)	646,728
Net increase (decrease) in cash	261,853	(4,127,393)
Cash – Beginning of Year	143,933	4,271,326
Cash – End of Year	$405,786	$143,933

To the extent we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences, and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

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

Operating Activities

For the year ended June 30, 2022, net cash used in operating activities of $8,066,026 was primarily a result of income of $4,324,608, depreciation and amortization of $19,165, provision for uncollectible receivables of $12,780, and an increase in operating assets and liabilities of $2,444,313 due to a decrease in accounts receivable of $1,709,284, no increase or decrease in prepaid expenses, a decrease in accounts payable of $389,562, a decrease in advance to suppliers of approximately $10 million, an increase in accrued expenses and other payables of $213,551, and a decrease in advances and deposits of $30,982.

For the year ended June 30, 2021, net cash used in operating activities of $2,562,524 was primarily a result of a loss of $2,716,347, depreciation and amortization of $12,871, provision for uncollectible receivables of $3,749,348, and an increase in operating assets and liabilities of $3,608,396 due to an increase in accounts receivable of $4,177,743, a decrease in prepaid expense of $4,325, an increase in accounts payable of $467,573, an increase in accrued expenses and other payables of $68,577, an increase in advances and deposits of $30,202, and a decrease in other payables to a related party of $1,330.

Investing Activities

Net cash provided by investing activities for the year ended June 30, 2022, of $8,365,090, resulted from proceeds from collection of loan receivable from related party of $8,365,090.

Net cash used in investing activities for the year ended June 30, 2021, of $8,443,822, resulted from cash advanced to a customer as loan receivable of $8,365,926, and cash paid for purchase of a vehicle of $77,896.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2022, was $0.

Net cash provided by financing activities for the year ended June 30, 2021, was $6,232,225, which consisted of cash received of $2,000 from proceeds from the sale of preferred stock to a related party and 6,230,225 from proceeds from the sale of our common stock.

Future Capital Requirements

Our current available cash and equivalents are sufficient to satisfy our liquidity requirements. Our capital requirements for the fiscal year ending June 30, 2023, will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Going Concern

The accompanying financial statements were prepared on a going concern basis. The Company recorded a net income of $4,324,608 for the year ended June 30, 2022; excluding the recovery of bad debt from net income during the year ended June 30, 2022, the Company had a net income from operations of $491,068. The Company had cash flows from operating activities of negative $8,066,026 for the year ended June 30, 2022. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Our management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes the Company’s cash on hand will be sufficient to fund all of our obligations and commitments for the next twelve months. Historically, we have depended on equity and debt capital raises to provide us with working capital as required. There is no guarantee, however, that such funding will be available in the future and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

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

Inflation

Our business and operating results as reported have not been affected in any material way by inflation. However, the Company is aware that global inflation is increasing, and it expects that inflation will affect the Company during fiscal year ending June 2023, though it cannot predict at this point in what ways.

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

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

JUNE 30, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statements

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

PCAOB Firm ID : 6717

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Shengda Network Technology, Inc.

Opinion on the Financial Statements

We audited the accompanying consolidated balance sheet of Shengda Network Technology, Inc. (the “Company”) as of June 30, 2022, and the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders’ equity, cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the company as of June 30, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

As discussed in Note [1] to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note [1]. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Collectability of Advances to Supplier

As stated in Note 4 to the financial statements, on February 2, 2022, the Company entered into a purchase agreement with its major supplier and agreed to purchase $26,873,292 (RMB 180,000,000) inventory over the next three years. As of June 30, 2022, the Company made advance payment of $8,216,644 (RMB 55,035,906) to the supplier, of which $5,922,077 (RMB 39,666,667) is recorded as advance to supplier – non-current. Management expects no collectability issue with the advances to supplier and recorded $0 reserve to the advances.

We identified such advance as a significant risk during our audit. Our procedures related to management’s collectability of advances to the supplier include the following: (1) We inquired management of the business purpose of the advances to the supplier. (2) We reviewed management’s due diligence procedures performed on the supplier’s financial information. (3) We vouched the payments made to the supplier. (4) We examined subsequent inventory activities and estimated total inventory purchase from the supplier in the next three fiscal years. (5) We confirmed outstanding advance balance with the supplier. (6) We performed background check to the supplier and interviewed with supplier’s owner. (7) We performed economic analysis on products purchased from the supplier by the Company.

/s/ Paris, Kreit & Chiu CPA LLP

We have served as the Company’s auditor since 2022.

New York, New York

October 28, 2022

PCAOB Firm ID: 6651

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	June 30, 2021
		(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$405,786	$143,933
Account receivable, net	2,191,278	961,613
Account receivable - related parties, net	279,395	1,640,779
Inventories	98,831	-
Advance to suppliers - current	3,725,143	-
Other receivable from related party	209,014	-
Loan receivable from related party, net	-	6,417,350
Total Current Assets	6,909,447	9,163,675

Advance to supplier - non-current	5,922,077	-
Right of use asset - operating	3,359	2,813
Equipment, net	51,405	68,508

Total Assets	$12,886,288	$9,234,996

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$137,418	$526,722
Related party loans	-	19,974
Accrued expenses and other payables	303,553	98,354
Advance from customers - related party	20,371	-
Advances and deposits	-	30,976
Operating lease liabilities	-	4,746
Total Current Liabilities	461,342	680,772

Total Liabilities	461,342	680,772

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized; 50,000 shares issued and outstanding	50	50
Common Stock, $0.001 par value, 1,000,000,000 shares authorized; 14,009,945 issued and outstanding	14,010	14,010
Additional paid-in capital	10,535,909	10,515,935
Retained earnings (Accumulated deficit)	1,527,422	(2,796,477)
Accumulated other comprehensive income	346,846	820,706
Total Shengda Stockholders’ Equity	12,424,237	8,554,224
Non-controlling interests	709	-
Total Stockholders’ Equity	12,424,946	8,554,224
Total Liabilities and Stockholders’ Equity	$12,886,288	$9,234,996

The accompanying notes are an integral part of these consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Years Ended June 30,
	2022	2021
		(Restated)
Revenue	$3,037,673	$4,210,817
Revenue - Related Party	919,610	5,278,370
Total Revenue	3,957,283	9,489,187
Cost of Revenue	3,578,995	7,828,750
Gross Profit	378,288	1,660,437

Operating Expenses
Professional fees	236,822	125,989
General and administrative	221,389	3,894,379
Total Operating Expenses	458,211	4,020,368

Loss from Operations	(79,923)	(2,359,931)

Other Income (Expense)
Interest expense	(60)	(114)
Interest income	764,655	21,077
Other income	23,783	(33)
Recovery of uncollectible accounts	3,833,540	-
Bank charges	(765)	(881)
Total Other Income	4,621,153	20,049

Income (Loss) before Income Taxes	4,541,230	(2,339,882)

Income Tax Expense	216,622	376,465

Net Income (Loss) after Tax	4,324,608	(2,716,347)

Less: Net Income after Tax attributable to non-controlling interests	709	-
Net Income (Loss) after Tax attributable to Shengda Network Technology, Inc	4,323,899	(2,716,347)

Other comprehensive income
Foreign currency translation gain (loss)	(473,860)	860,222
Comprehensive Income (loss)	3,850,748	(1,856,125)
Less: Comprehensive Income after Tax attributable to non-controlling interests	(26)	-
Total Comprehensive Income (Loss) attributable to Shengda Network Technology, Inc	$3,850,774	$(1,856,125)

Basic and Diluted Net Income (Loss) per Common Share	$0.31	$(0.23)

Weighted-average Number of Common Shares Outstanding	14,009,945	11,595,580

The accompanying notes are an integral part of consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2022	2021
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$4,324,608	$(2,716,347)
Adjustments to Reconcile Net Cash (Used in) Provided by Operating Activities
Depreciation and amortization	19,165	12,871
Recovery of uncollectible accounts	(3,833,540)	-
Provision for uncollectible accounts	12,780	3,749,348
Changes in Operating Assets and Liabilities:
Account receivable	(18,914,211)	(1,019,617)
Account receivable - related parties	20,623,495	(3,158,126)
Inventories	(102,546)	-
Advance to suppliers - current	(3,865,195)	-
Advance to supplier – non-current	(6,144,726)	-
Prepaid expenses	-	4,325
Accounts payable	(389,562)	467,573
Accrued expenses and other payables	213,551	68,577
Advance from customers - related party	21,137	-
Advances and deposits	(30,982)	30,202
Other payable - related party	-	(1,330)
Net Cash Used in Operating Activities	(8,066,026)	(2,562,524)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from collection of loan receivable from related party	8,365,090	(8,365,926)
Acquisition of equipment	-	(77,896)
Net Cash Provided by (Used in) Investing Activities	8,365,090	(8,443,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock to a related party	-	2,000
Proceeds from sale of common stock	-	6,230,225
Net Cash Provided by Financing Activities	-	6,232,225

Effect of Exchange Rate Fluctuation on Cash and Cash Equivalents	(37,211)	646,728

Net Increase (Decrease) in Cash and Cash Equivalents	261,853	(4,127,393)

Cash - Beginning of Year	143,933	4,271,326

Cash - End of Year	$405,786	$143,933

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income tax	$21,561	$376,465
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
Forgiveness of debt	$19,974	$-
Conversion of cash advances from related party into common stock	$-	$302,000
Conversion of cash advances received into common stock	$-	$3,972,500

The accompanying notes are an integral part of these consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Year Ended	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Shengda Stockholders’	Non-controlling	Total Stockholders’
June 30, 2022	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Equity	Interests	Equity

Balance - June 30, 2021	50,000	$50	14,009,945	$14,010	$10,515,935	$(2,796,477)	$820,706	$8,554,224	$-	$8,554,224

Forgiveness of debt	-	-	-	-	19,974	-	-	19,974	-	19,974
Net income	-	-	-	-	-	4,323,899	-	4,323,899	709	4,324,608
Foreign currency translation adjustment	-	-	-	-	-	-	(473,860)	(473,860)	-	(473,860)

Balance - June 30, 2022	50,000	$50	14,009,945	$14,010	$10,535,909	$1,527,422	$346,846	$12,424,237	$709	$12,424,946

Year Ended	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Shengda Stockholders’ Equity	Non-controlling	Total Stockholders’ Equity
June 30, 2021	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	(Deficit)	Interest	(Deficit)

Balance - June 30, 2020	-	$-	6,960,000	$6,960	$16,310	$(80,130)	$(39,516)	$(96,376)	$-	$(96,376)

Issuance of common shares for cash	-	-	3,165,112	3,165	6,227,060	-	-	6,230,225	-	6,230,225
Issuance of common stock upon conversion of advances	-	-	3,551,500	3,552	3,968,948	-	-	3,972,500	-	3,972,500
Issuance of common stock to related party	-	-	333,333	333	301,667	-	-	302,000	-	302,000
Issuance of preferred shares for cash to a related party	50,000	50	-	-	1,950	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	(2,716,347)	-	(2,716,347)	-	(2,716,347)
Foreign currency translation adjustment	-	-	-	-	-	-	860,222	860,222	-	860,222

Balance - June 30, 2021	50,000	$50	14,009,945	$14,010	$10,515,935	$(2,796,477)	$820,706	$8,554,224	$-	$8,554,224

The accompanying notes are an integral part of consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED JUNE 30, 2022 AND 2021

Note 1 – Organization and Operations, and Going Concern

In these notes, the terms “us”, “we”, “it”, “its”, “Shengda”, the “Company” or “our” refer to Shengda Network Technology, Inc. and its subsidiaries. Shengda was incorporated under the laws of the State of Nevada on March 14, 2018 under the name Soltrest, Inc. and changed its name to Shengda Network Technology Inc on October 16, 2020.

The Company’s principal business is to provide a portal for the sale of products offered by reliable manufacturers and merchants at competitive prices. Products run the gamut from electronics to daily consumable products, food and clothing.

On April 20, 2020, the Company purchased 10,000 shares of common stock of Peaker International Trade Group Limited (“Peaker”) for $1,330. These shares comprised of 100% of the then issued and outstanding shares of common stock of Peaker. Peaker was formed in 2018 in Hong Kong. On May 15, 2020, Peaker formed a Company in China called Zhejiang Jingmai Electronic Commerce Ltd., of which Peaker is the sole shareholder.

On August 28, 2020, Zhejiang Jingmai Electronic Commerce Ltd set up a 99% owned subsidiary Zhejiang Xiaojing e-commerce Co., Ltd. On April 22, 2022, Zhejiang Jingmai Electronic Commerce Ltd received transfer of 99% ownership of Yiwu Tianqi Enterprise Management Co., Ltd which was incorporated on November 23, 2020 for no consideration. On April 22, 2022, Zhejiang Jingmai Electronic Commerce Ltd received transfer 99% ownership of Zhejiang Jingmai e-commerce Co., Ltd which was incorporated on November 25, 2020 for no consideration. On April 22, 2022, Zhejiang Jingmai Electronic Commerce Ltd received transfer of 99% ownership of Zhejiang Jingtao Supply Chain Co., Ltd which was incorporated on November 24, 2020 for no consideration. These companies plan to develop business in the following fields: wholesale and retail of wide range of products, management, import and export, network integration and IT service, and more fields.

Risk and Uncertainty Concerning COVID-19 Pandemic

Since the occurrence of COVID-19 in January 2020, it has posed great impacts in China. However, the COVID-19 outbreak has limited impact on our businesses and operation. The Company mainly operates in Zhejiang Province China, that had few cases since January 2020. None of our staff was infected with COVID-19. Therefore, the Company did not encounter a shortage of labor. As of the date of this report, the Company’s is able to fulfill customers’ needs.

There might be outbreaks of COVID-19 in various cities in China in the future, and the Chinese government may take measures to keep COVID-19 in control. If there is not a material recovery in the COVID-19 situation, or the situation further deteriorates in China, our business, results of operations and financial condition could be materially and adversely affected. While the potential downturn brought by and the duration of the COVID-19 outbreak is difficult to assess or predict and the full impact of the virus on our operations will depend on many factors beyond our control. Our business, results of operations, financial condition and prospects could be materially adversely affected to the extent that COVID-19 persists in China or harms the Chinese and global economy in general.

Anhui Province found more local COVID-19 cases in 2021. Since Anhui Province has been successful on its efforts containing the spread of the virus, we haven’t observed significant impacts concerning the matters relating to logistics, suppliers, and price of raw materials.

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to sell its stock to the investing community and obtain necessary financing to continue operations, and the attainment of profitable operations. The Company recorded a net income of $4,324,608 for the year ended June 30, 2022; excluding the recovery of bad debt from net income during the year ended June 30, 2022, the Company had a net income from operations of $491,068. The Company had cash flows from operating activities of negative $8,066,026 for the year ended June 30, 2022. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Restatement for Correction of an Error

During the year end June 30, 2021, the Company had sales amounting to $5,278,370 with a customer that accounted for 56% of the total revenue for the year ended June 30, 2021. For the year ended June 30, 2020, the Company had sales with that customer amounting to $253,803 that accounted for 100% of the total revenue for the year ended June 30, 2020. The Company also had an accounts receivable balance in the amount of $1,640,779 as of June 30, 2021, with that customer. The management subsequently discovered that the customer is a related party within the definition ASC 850.

On October 25, 2020, the Company signed an agreement with a related party, which is also the Company’s major customer. The Company agreed to loan the related party $8,957,764  (RMB60,000,000) at an annual interest rate of 7.2%. The loan is guaranteed by a Company’s supplier which is also an important partner of the Company’s major customer and due on October 25, 2021. The borrower is required to pay all the principal and the relevant interest in full amount on the due date. The total loan receivable, net of allowance $0 and $6,417,350 as of June 30, 2022 and 2021, respectively. The principal and the relevant interest in full have been paid off in February 2022. As of June 30, 2021, the Company recognized $2,163,419 allowance of bad debt against the loan receivable from related party. During the year ended June 30, 2022, the Company reversed the $2,163,419 allowance and recognized the entire amount as other income in the accompany consolidated statement of operations and comprehensive income (loss). During the year ended June 30, 2022, the Company recognized the interest income of $764,421 and wrote off the interest income of $66,905. The management subsequently discovered that the customer is a related party within the definition ASC 850.

In the Company’s annual reports on Form 10-K for the years ended June 30, 2020 and June 30, 2021 and related quarterly reports (collectively, the “Affected Reports”), the Company is correcting the disclosure by reporting the above as related party transactions and balances.

The following is a comparison of restated financial statements to financial statements as previously reported:

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

As a result of the restatement in 2020 and 2021, there is no change in the total balances of assets, liabilities, net loss or loss per share.

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Peaker International Trade Group Limited or “Peaker”, Peaker’s wholly owned subsidiary Jiangxi Zansheng Information Industry Co., Ltd, Peaker’s wholly owned subsidiary Zhejiang Jingmai Electronic Commerce Ltd or “Jingmai Electronic”, and Jingmai Electronic’s five 99% owned subsidiary Zhejiang Xiaojing e-commerce Co., Ltd, Yiwu Tianqi Enterprise Management Co., Ltd, Zhejiang Jingtao Supply Chain Co., Ltd, Zhejiang Jingmai e-commerce Co., Ltd and Zhejiang Shubei Supply Chain Co., Ltd, in China. All significant inter-company accounts and transactions have been eliminated in consolidation.

Non-Controlling Interest

Non-controlling interest represents the portion of equity that is not attributable to the Company. The net income (loss) attributable to non-controlling interests are separately presented in the accompanying statements of income and other comprehensive income (loss). Losses attributable to non-controlling interests in a subsidiary may exceed the interest in the subsidiary’s equity. The related non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit of the non-controlling interest balance.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash and cash equivalents.

Accounts Receivable, net

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

The Company establishes a credit and collection policy based on age of receivables. The collection period usually ranges from three months to twelve months. The Company grants extended payment terms only when the Company believes that the payment will be collectible at the end of the term. The Company grants extended payment terms to customers based on the following factors: (a) whether or not the Company views a real need, from the customer’s perspective for the extension, and (b) the Company’s relationship with the customer, and the Company’s long-term business prospects.

The Company reviews the accounts receivable on a periodic basis and based on its reviews, the Company recorded an allowance for doubtful accounts of $12,317 and $1,682,437 as of June 30, 2022 and 2021, respectively.

Inventories

Inventories are valued at the lower of cost or market. Inventories consist of finished goods. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of June 30, 2022 and 2021, the Company had no reserve for obsolete goods.

Equipment

Equipment is stated at cost. The straight-line depreciation method is used to compute depreciation over the estimated useful lives of the assets, as follows:

Items	Useful life
Vehicles	5 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the statement of income in other income and expenses.

Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded for the years ended June 30, 2022 and 2021, respectively.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of June 30, 2022, the Company did not have any finance lease.

Similar to other long-lived assets, right-of-use assets are tested for impairment when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. See Note 8, “Leases,” for additional information.

Revenue Recognition

The Company generates revenue through online networking sales. Shengda Network Technology is not involved in production. The Company mainly sells products through a significant number of registered companies to members of its sales portal. The Company offers products through offline stores and customer service centers. When the customer receives the product, the control of the products is transferred to the customer.

The Company recognizes revenues when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled for those goods or services. In that determination, under ASC 606, Revenue From Contracts With Customers, the Company follows a five-step model that includes: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company records the revenue once all the above steps are completed.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash deposited with banks. Substantially all of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC”) and is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance.

The Company’s bank account in the United States is protected by FDIC insurance. As of June 30, 2022 and 2021, the Company’s bank account in the United States had no balances exceeding FDIC insurance of $250,000.

The Company’s bank account in People’s Republic of China (“PRC”) is protected by the People’s Bank of China Financial Stability Bureau (“FSD”) insurance. As of June 30, 2022 and 2021, the Company’s bank account in PRC had $247,930 and $140,277, balances exceeding FSD insurance of RMB 500,000.

Major Customers

The Company has five customers Company A – Related party, Company B, Company C, Company D, and Company E that accounted for 23%, 19%, 12%, 11% and 11% of revenues for the year ended June 30, 2022, respectively. The Company has one major customer Company F– Related party that accounted for 56% of revenues for the year ended June 30, 2021. The five major customers for the year ended June 30, 2022 does not include the major customer for the year ended June 30, 2021.

Major Vendors

The Company has four vendors Company A, Company B, Company C, and Company D that accounted for 36%, 30%, 14% and 11% of purchases for the year ended June 30, 2022. The Company has two vendors Company E and Company A that accounted for 71% and 29% of purchases for the year ended June 30, 2021.

Commitment and Contingencies

The Company agreed to purchase $26,873,292 (RMB 180 million) from a supplier over the next three years. As of June 30, 2022, the Company has made advance payment of $8,216,644 (RMB 55 million) to the supplier, of which $5,922,077 (RMB 39,666,667) are recorded as advance to supplier – non-current. The advance is interest free and without collateral. The reasons for making such advance are that the Company started to provide products to clients who are in the internet live broadcasting business. The Company carries minimal inventory, and the supplier directly delivers the goods to customers according to purchase orders with the supplier. The advances are fully refundable and there is no penalty for the Company if it does not purchase the entire RMB 180 million of inventory.

The Company had fully paid for the operating lease and expects $0 lease payment during the next 12 months.

There are no legal proceedings and claims.

Events or operations that are uncertain may also result in a cash outflow or inflow for the Company are known as contingencies. Contingencies are not guaranteed, and they heavily rely on the occurrence or lack thereof, of uncertain future events.

Value Added Tax (“VAT”)

The Company is subject to VAT, which is levied on a majority of the products, at a rate ranging from 9% to 13% on the invoiced value of sales depending on the type of products sold. The output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases.

The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. Further, when exporting goods, the exporter is entitled to some or all of the refund of the VAT paid or assessed.

VAT returns of the Company are subject to examination by the tax authorities for five years from the date of filing.

Income Tax

Income tax returns are filed in federal, state, local and foreign jurisdictions as applicable. Provisions for current income taxes are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Income taxes reported in earnings also include deferred income tax provisions and provisions for uncertain tax positions.

Deferred income tax assets and liabilities are computed on differences between the consolidated financial statement bases and tax bases of assets and liabilities at the enacted tax rates. Changes in deferred income tax assets and liabilities associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The effect on deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for certain deferred tax assets when realization is less than more likely than not.

Liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in our judgment, do not meet a more-likely-than-not threshold based on the technical merits of the positions. Additionally, liabilities may be established for uncertain tax positions when, in our judgment, the more-likely-than-not threshold is met, but the position does not rise to the level of certain based upon the technical merits of the position. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the years ended June 30, 2022 and 2021, respectively, and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from June 30, 2022.

Foreign Currency Translation

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

The value of RMB against US$ fluctuates. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting. The following table outlines the currency exchange rates used in creating the CFS in this report:

	June 30, 2022	June 30, 2021

Period-end spot rate	US $1=RMB 6.6981	US $1=RMB 6.4566

	Year Ended June 30, 2022	Year Ended June 30, 2021

Average rate	US $1=RMB 6.4554	US $1=RMB 6.6221

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminates certain exceptions within ASC 740, “Income Taxes,” and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted ASU 2019-12, and it did not have any impact on its consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this Update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the re cognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, the amendments in this Update require that an entity disclose current-period gross write offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. For entities that have adopted the amendments in Update 2016-13, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in Update 2016-13, the effective dates for the amendments in this Update are the same as the effective dates in Update 2016-13. The amendments in this Update should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption of the amendments in this Update is permitted if an entity has adopted the amendments in Update 2016-13, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company evaluated the impact of the adoption of ASU 2022-02, and it did not have any impact on its consolidated financial statements. The Company will adopt ASU 2022-02 effective for fiscal years beginning after December 15, 2022.

Note 4 - Advance to Suppliers

On February 2, 2022, the Company entered into a purchase agreement with an unrelated party, which is the Company’s major supplier. The Company agreed to purchase $26,873,292 (RMB 180 million) from this supplier over the next three years. As of June 30, 2022, the Company had made advance payment of $8,216,644 (RMB 55 million) to this supplier, of which $5,922,077 (RMB 39,666,667) is recorded as advance to suppliers – non-current. The payment is interest free and without collateral. The reasons for making such advance are that the Company started to provide products to clients which are in the internet live broadcasting business. The Company has no inventory, and the supplier directly delivers the goods to customers according to the order. The advances are fully refundable and there is no penalty for the Company if it does not purchase the entire RMB 180 million of inventory

With advances to all suppliers, advance to suppliers – current was $3,725,143 and $0 as of June 30, 2022 and 2021, respectively; and advance to supplier – non-current was $5,922,077 and $0 as of June 30, 2022 and 2021, respectively.

Note 5 - Loan Receivable from Related Party

On October 25, 2020, the Company signed an agreement with a related party, which is also the Company’s major customer. The Company agreed to loan the related party $8,957,764 (RMB60,000,000) at an annual interest rate of 7.2%. The loan is guaranteed by a Company’s supplier which is also an important partner of the Company’s major customer and due on October 25, 2021. The borrower is required to pay all the principal and the relevant interest in full amount on the due date. The total loan receivable, net of allowance $0 and $6,417,350 as of June 30, 2022 and 2021, respectively. The principal and the relevant interest in full have been paid off in February 2022. As of June 30, 2021, the Company recognized $2,163,419 allowance of bad debt against the loan receivable from related party. During the year ended June 30, 2022, the Company reversed the $2,163,419 allowance and recognized the entire amount as other income in the accompany consolidated statement of operations and comprehensive income (loss). During the year ended June 30, 2022, the Company recognized the interest income of $764,421 and wrote off the interest income of $66,905.

The Company assessed the implication on ASC 606, Revenue from Contracts with Customers, and determined the terms of the loan are at the fair market value and not impact the revenue recognition of the Company.

Note 6 – Account Receivable, net and Account Receivable – Related Parties, net

The Company reviews the accounts receivable and accounts receivable from related parties on a periodic basis and based on its reviews, the Company recorded an allowance for doubtful accounts of $12,317 and $1,682,437 as of June 30, 2022 and 2021, respectively.

As of June 30, 2022 and 2021, accounts receivable and accounts receivable from related parties consisted of the following:

	June 30, 2022	June 30, 2021
Accounts receivable and accounts receivable – related parties	$2,482,990	$4,284,829
Less: Allowance for doubtful accounts	(12,317)	(1,682,437)
Accounts receivable, net and accounts receivable – related parties, net	$2,470,673	$2,602,392

Note 7 – Transfer of Business Ownership

On April 22, 2022, Zhejiang Jingmai Electronic Commerce Ltd received transfer of 99% ownership of Yiwu Tianqi Enterprise Management Co., Ltd which was incorporated on November 23, 2020 for no consideration.

On April 22, 2022, Zhejiang Jingmai Electronic Commerce Ltd received transfer of 99% ownership of Zhejiang Jingmai e-commerce Co., Ltd which was incorporated on November 25, 2020 for no consideration.

On April 22, 2022, Zhejiang Jingmai Electronic Commerce Ltd received transfer of 99% ownership of Zhejiang Jingtao Supply Chain Co., Ltd which was incorporated on November 24, 2020 for no consideration.

These transferred entities had no operation or accounting record since its inception until the Company received the 99% ownership. These entities are used to develop business in the following fields: wholesale and retail of wide range of products, management, import and export, network integration and IT service, and more fields.

Note 8 – Equipment

Equipment consisted of a vehicle. As of June 30, 2022 and 2021, equipment was $77,012 and $79,892, and accumulated depreciation of $25,606 and $11,384, respectively. For the years ended June 30, 2022 and 2021, depreciation expense including amortization of right of use assets was to $19,127 and $12,871, respectively.

Note 9 – Right-Of-Use Assets And Operating Lease Liabilities

The Company has an operating lease for office space. Rent expense for the operating lease was to $0 and $3,398 for years ended June 30, 2022 and 2021, respectively. The lease term was from May 11, 2020 and expired on December 10, 2020.

On January 5, 2021, Jingmai Electronic leased an office in Zhejiang, China from January 5, 2021 to April 5, 2022. There is rent-free period from January 5, 2021 to April 5, 2021. The monthly rent is $388.

On March 20, 2022, Zhejiang Jingmai Electronic Commerce Ltd. leased an office in Zhejiang, China. The lease term of the office is from April 1, 2022 to March 30, 2023. The monthly rent is $373. As of June 30, 2022, the Company had paid rent up until March 30, 2023.

The operating lease is listed as a separate line item on the Company’s consolidated financial statements. The operating lease represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as a separate line item on the Company’s consolidated financial statements.

Operating lease right-of-use assets and liabilities commencing after January 1, 2021 are recognized at commencement date based on the present value of lease payments over the lease term. For the years ended June 30, 2022 and 2021, the Company recorded $3,983 and $1,885 in total lease operating costs, respectively.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating right of use assets and related lease liabilities are as follows:

Year ended June 30, 2022
Cash paid for operating lease liabilities	$9,480
Weighted-average remaining lease term	0.75
Weighted-average discount rate	5%
Minimum future lease payments	$-

Note 10 – Other Receivable from Related Party

Other receivable from related party was $209,014 and $0 as of June 30, 2022 and 2021, respectively. Other receivable is money due from a related party which company was controlled by management or affiliate. The receivable is without collateral, interest free, and due on demand.

Note 11 – Advances and Deposits

Advances and deposits were to $0 and $30,976 as of June 30, 2022 and 2021, respectively. Advances are received from customers for the sale of products in the normal course of business and adjusted against the payments due from them.

Note 12 – Accrued Expenses and Other Payables

Accrued expense and other payables consists of the following:

	As of	As of
	June 30, 2022	June 30, 2021
Payroll payable	$8,085	$3,910
Tax payable	198,992	12,780
Other payable	96,476	81,664
Total accrued expense and other payables	$303,553	$98,354

As of June 30, 2022 and 2021, accrued expenses and other payables were $303,553 and $98,354, respectively. The accrued expenses and other payable are mainly payroll payable, taxes payable and money borrowed from unrelated parties for operating purpose. These payables are without collateral, interest free, and due on demand.

Note 13 – Stockholders’ Equity

Common Stock

On July 1, 2021, the former President and Director of the Company forgave the working capital advance of $19,974 given to the Company as a loan on March 20, 2020 (Note 10). The forgiveness of loan was credited to additional paid in capital as of June 30, 2022.

Preferred Stock

On November 10, 2020, the Company adopted a resolution to designate 1,000,000 shares as Series A Preferred Stock. The original issue price of each share of Series A preferred Stock shall be $1.00.

Right to Receive Dividends

The holders of Series A Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors of the Company. The right to dividends on shares of Series A Preferred Stock shall be non-cumulative and no right shall accrue to holders of Series A Preferred Stock by reason of the fact that dividends on said shares are not declared in any prior period.

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

Note 14 – Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship
HangJin Chen	President/CEO/CFO/Secretary/Director
Youcheng Chen	Father of CEO HangJin Chen
Li Weiwei	President/CEO/CFO/Secretary/Director (Former)
Shengda Network Technology Co., Ltd	Company controlled by management or affiliate
Chengdu Tiantian Aixiu Culture Media Co., Ltd	Company controlled by management or affiliate
Zhejiang Malai Electronic Commerce Co., Ltd	Company controlled by management or affiliate

Related party loans represent working capital advances to the Company by former President and Director in the amount of $0 and $19,974 as of June 30, 2022 and 2021, respectively. The loan is unsecured, non-interest bearing and due on demand. The Company has not recorded any imputed interest expense for the years ended June 30, 2022 and 2021. On July 1, 2021, the former President and Director agreed to forgive the working capital advance of $19,974 given to the Company on March 20, 2020 (Note 12).

On October 25, 2020, the Company signed an agreement with Zhejiang Malai Electronic Commerce Co., Ltd., which is also the Company’s major customer. The Company agreed to loan the customer $8,957,764 (RMB60,000,000) at an annual interest rate of 7.2%. The loan was guaranteed by a Company’s supplier which is also an important partner of the Company’s major customer and due on October 25, 2021. The borrower is required to pay all the principal and the relevant interest in full amount on the due date. The total loan receivable, net of allowance was $0 and $6,417,350 as of June 30, 2022 and 2021, respectively. The principal and the relevant interest in full were paid off in February 2022. $2,163,419 allowance of bad debt of loan receivable is reversed and is recognized as other income during the year ended June 30, 2022.

Other receivable from Shengda Network Technology Co., Ltd. was $209,014 and $0 as of June 30, 2022 and 2021, respectively. The receivable was without collateral, interest free, and due on demand; the Company made vendor payments on behalf of Shengda Netwoek Technology Co., Ltd.

Purchases were $408,588 and $0 from Shengda Network Technology Co., Ltd for the years ended June 30, 2022 and 2021, respectively. Due from Shengda Network Technology Co., Ltd was $3,156 as of June 30, 2022.

Sales were $919,610 and $0 to Chengdu Tiantian Aixiu Culture Media Co., Ltd for the years ended June 30, 2022 and 2021, respectively. Due from Chengdu Tiantian Aixiu Culture Media Co., Ltd amounted $259,018 as of June 30, 2022.

Sales were $0 and $5,278,370 to Zhejiang Malai Electronic Commerce Co., Ltd for the years ended June 30, 2022 and 2021, respectively. Due from Zhejiang Malai Electronic Commerce Co., Ltd was $6 as of June 30, 2022.

Note 15 – Taxes Payable

Taxes payable consists of the following:

	As of	As of
	June 30, 2022	June 30, 2021
VAT	$843	$5,499
Income tax payable	198,140	10,566
Other taxes payable	9	(3,285)
Taxes Payable	$198,992	$12,780

United States

The Company is incorporated in United States, and is subject to corporate income tax at 21%.

The People’s Republic of China (PRC)

Under the Provisional Regulations of the People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25%.

Hong Kong

Peaker is incorporated in the Hong Kong and subject to the Enterprise Income Tax Law (the “EIT Law”). Under the EIT Law, when the net income is less than $254,868 (HKD 2,000,000), the income tax is calculated at 8.25%. When the income exceeds $254,868 (HKD 2,000,000), the income tax is calculated at 16.5% for the excess.

For financial reporting purposes, net income (loss) showing domestic and foreign sources was as follows:

	Year Ended June 30,
	2022	2021
Domestic	$(236,892)	$(127,996)
Foreign	4,778,122	(2,211,886)
Net income (loss)	$4,541,230	$(2,339,882)

Provision for income taxes

The effective income tax rate was 4.8% and (16.1)% for the years ended June 30, 2022 and 2021, respectively. A reconciliation of the income tax (benefit) computed at federal statutory income tax rate and the effective income tax rate as a percentage of income (loss) before income taxes for the years ended June 30, 2022 and 2021 is as follows:

	June 30,
	2022	2021
Net income (loss) before income tax	$4,541,230	$(2,339,882)
Computed tax expense (benefit) at statutory rate	953,658	(491,375)
Taxes in foreign jurisdictions with rates different than US	191,125	(88,475)
Effect of income tax holiday of PRC entities	(16,366)	-
Utilization of net operating loss of PRC entities	(961,542)	-
Valuation allowance of PRC entities	-	929,436
Valuation allowance of US parent company	49,747	26,879
Income tax expense	$216,622	$376,465

Deferred tax assets

Net deferred tax assets of continuing operations consisted of the following:

	June 30,
	2022	2021
Deferred tax assets:
Accumulated net operating loss carry forward	$95,600	$45,859
Bad debt allowance for loan receivable	-	527,202
Bad debt allowance for accounts receivable	3,195	410,097
Less: valuation allowance	(98,795)	(983,158)
Net deferred tax assets	$-	$-

At June 30, 2022, the Company’s US parent company had approximately $0.46 million of U.S. federal net operating loss (“NOL”) carry forward for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL of approximately $0.10 million as of June 30, 2022, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

At June 30, 2022, the Company’s PRC entities had $0 of China NOL carryforward. The China NOL carryforward have expiration dates through 2027.

Note 16 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2022 to the date these consolidated financial statements were available to be issued and has determined that the following subsequent events or transactions that would require recognition or disclosure in the consolidated financial statements.

On August 15, 2022, the size of the Board was increased to five members. Mr. Yizhong Chen, Mr. Hanguo Li, Mr. Manu Ohri and Mr. Yanfeng Wang were appointed as independent directors of the Board, effective the same date. In addition, effective the same date, the Board created an Audit Committee, a Nominating Committee and a Compensation Committee and also adopted a Code of Business Conduct and Ethics. The Company also adopted amended and restated bylaws.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Dismissal of independent registered accounting firm

On June 28, 2022, the board of directors of the Company dismissed SS Accounting & Auditing, Inc. (“SS Accounting”), as the Company’s independent registered public accounting firm, effective immediately.

The reports of SS Accounting on the Company’s financial statement as of and for the years ended June 30, 2021, and June 30, 2020, contained no adverse opinion or disclaimer of opinion nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principle.

During the recent fiscal years ending June 30, 2021 and June 30, 2020 and through the date of this current report, there have been no (i) disagreements with SS Accounting on any matter or accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which connects with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided SS Accounting with a copy of the above disclosures and requested that SS Accounting furnish the Company with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether or not it agrees with the above statement. A copy of SS Accounting’s letter dated July 28, 2022 is filed as exhibit 16.1 to the Company’s Form 8-K dated July 28, 2022.

(b) Engagement of new independent registered public accounting firm

On June 28, 2022, the Company engaged Paris Kreit & Chiu CPA LLP, (“Paris Kreit”), as the Company’s new independent registered public accounting firm.

During the recent fiscal years ending June 30, 2022 and June 30, 2021, neither the Company, nor any on its behalf, consulted with Paris Kreit regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v).

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

As of June 30, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) ineffective controls over idenfification of related party relationships and proper disclosure of related parties’ transactions and balances. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended June 30, 2022.

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

Management’s Remediation Initiatives

On August 15, 2022, the Board established an Audit Committee, a Nominating Committee, and a Compensation Committee, and it further adopted Code of Business Conduct and Ethics.

Changes in Internal Control over Financial Reporting.

During the last quarter of our fiscal year ended June 30, 2022, there were no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 25, 2020, the Company signed an agreement with a related party, which is also the Company’s major customer. The Company agreed to loan the related party $8,957,764 (RMB 60,000,000) at an annual interest rate of 7.2%. The loan is guaranteed by a Company’s supplier which is also an important partner of the Company’s major customer and due on October 25, 2021. The borrower is required to pay all the principal and the relevant interest in full amount on the due date. The total loan receivable, net of allowance $0 and $6,417,350 as of June 30, 2022 and 2021, respectively. The principal and the relevant interest in full have been paid off in February 2022. As of June 30, 2021, the Company recognized $2,163,419 allowance of bad debt against the loan receivable from related party. During the year ended June 30, 2022, the Company reversed the $2,163,419 allowance and recognized the entire amount as other income in the accompany consolidated statement of operations and comprehensive income (loss). During the year ended June 30, 2022, the Company recognized the interest income of $764,421 and wrote off the interest income of $66,905.

The Company assessed the implication on ASC 606, Revenue from Contracts with Customers, and determined that the terms of the loan are at the fair market value and does not impact the revenue recognition of the Company.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names of our directors and executive officers, their respective ages, all positions and offices that they held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Positions Held

HangJin Chen	33	CEO, President, CFO, Treasurer, Secretary, and Director since 2020
Yizhong Chen	59	Director
Hanguo Li	66	Director
Manu Ohri	67	Director
Yanfeng Wang	36	Director

HangJin Chen (33) has served as President, Secretary, Chief Executive Officer, Chief Financial Officer and a Director of the Company since March 2020. Commencing in May 2016, he became the President of Zejiang Chuangbu Network Technology Co., Ltd. He was also the founder and President of Hubei Chuangbu Commodity Trading Service Co., Ltd. in December 2017, which has annual sales of more than RMB 50 million. In June 2019, he founded the Daqing Valley project and Panan Dongchuan tourism development project. His other activities included Zhejiang Shenmiao Technology Co., Ltd., which was established in July 2019 where he served as General Manager and ShengDa Network Technology Co., Ltd., which was founded in October 2019, where he served as its chairman. He also led a technology development team to create Whale Buy Mall, which was expected to launch by the end of March 2020. Mr. Chen attended Zhejiang University from 2017 to 2019 and received an EMBA (Senior Management MBA Master’s Degree Courses). On August 15, 2022, Mr. Chen was appointed as the Chairman of the Company’s Board of Directors.

Yizhong Chen (59) was appointed as a director on August 15, 2022. He currently serves as chief accountant, chairman and general manager of Zhejiang Pan’an Ankang Native Products Co., Ltd., in which he previously has served in various roles since October 1996. Earlier, Mr. Chen worked for Pan’an County Deputy Food Company, Pan’an County Supply and Marketing Co., Ltd. and Dongyang Jianshan Supply and Marketing Co., Ltd. Currently a farmer and president of the Federation of Cooperatives in Pan’an County, the People’s Republic of China (the “PRC”), and previously director and officer of various food, edible fungus and fruit civic associations in the PRC. Mr. Chen received an undergraduate degree in commercial enterprise management from Zhejiang University of Economics and Business (formerly Zhejiang Supply and Marketing Staff College) in July 1988 and subsequently studied at Zhejiang University City College of Business Administration EMBA. In 2014, he obtained a diploma in traditional Chinese medicine from Zhejiang Pharmaceutical College.

Hanguo Li (66) was appointed as a director on August 15, 2022. He has served as Professor of Finance and Director of Securities and Futures Research at the Center of Jiangxi University of Finance and Economics since December 2007. Mr. Li has been engaged as a counselor to Nanchang Municipal People’s Government since December 2009; external supervisor of Nanchang Bank since April 2015; consultant of the Nanchang Cultural Property Rights Trading Center since May 2015; consultant of the Jiangxi Provincial Development and Reform Association since June 2018; and doctoral supervisor of Sirawa University, Thailand since August 2019. Mr. Li has also served as an independent director of each of Huazhang Chinese Media Co and Jiangxi Sanchuan Wisdom Co., Ltd. since April 2019. He previously served as an independent director of Jiangxi Guotai Group Co., Ltd. and Jiangxi Zhengbang Technology Co., Ltd. The author of books on finance audits and recipient of multiple awards in the PRC, Mr. Li received a bachelor’s degree from at Jiangxi University of Finance and Economics in July 1982 and a degree in accounting from Xiamen University in July 1983. He subsequently received a Master of Economics from Zhongnan University of Finance and Economics in June 1996 and a PhD in finance from American World University in May 2003.

Manu Ohri (67) was appointed as a director on August 15, 2022. He has provided management consulting and business advisory services through Anarjay Concepts, Inc. from 2020 through the present. From 2015 to 2019, Mr. Ohri served as the Chief Financial Officer of ToughBuilt Industries, Inc. Mr. Ohri joins the Company with more than 25 years of hands-on experience in financial management and business leadership and working with boards of directors and financial institutions. Mr. Ohri has assisted several public companies in the areas of compliance with U.S. and international financial accounting and reporting standards, investor relations, mergers and acquisitions, strategic planning, team building and project management. Mr. Ohri is a certified public accountant and chartered global management accountant with over seven years of previous experience with Deloitte, LLP and PriceWaterhouseCoopers, LLP. Mr. Ohri received a business degree in communications from the University of Delhi in 1975 and a master’s degree in business administration from the University of Detroit in December 1979.

Mr. Yanfeng Wang (36) was appointed as a director on August 15, 2022. He has been employed by Zhejiang Jingmai E-commerce Co., LTD. since 2020. From 2015 to 2016, Mr. Wang was the chief analyst at Engu Capital. Previously, Mr. Wang served as the chief lecturer and analyst of East China in JingZhuan Software Development Co., Ltd. from 2012 to 2013. Mr. Wang earned a degree in logistics management from the East China Institute of Technology in 2012 and received a certificate in fund practice in 2016.

Family Relationships

There are no family relationships among any of our officers or director. None of the directors are party to any arrangement or understanding with any person pursuant to which they were appointed as directors, nor are they party to any transactions required to be disclosed under Item 404(a) of Regulation S-K involving the Company.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, therefore we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” However, on August 15, 2022, the Board appointed Mr. Yizhong Chen, Mr. Hanguo Li, Mr. Manu Ohri and Mr. Yanfeng Wang as independent directors of the Board.

Concurrent with the expansion of the Board of Directors to include the new independent directors, the Board established the Audit Committee, the Nominating Committee, and the Compensation Committee, each of which is described below.

Audit Committee

On August 15, 2022, the Board established an audit committee (the “Audit Committee”) and adopted the audit committee charter. Effective on the same date, Mr. Ohri, Mr. Chen and Mr. Li were appointed to the Audit Committee, with Mr. Ohri serving as chair of the Audit Committee.

The Audit Committee is responsible for assisting the Board in its oversight responsibilities regarding the Company’s accounting and financial reporting processes, the audits of the Company’s financial statements and the independent auditors’ qualifications and independence.

The Board has determined that all of the members of the Audit Committee are “independent,” as defined under the rules of the Nasdaq Capital Market. In addition, all members of the Audit Committee meet the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Further, all members of the Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the Nasdaq Capital Market. The Board has determined that Mr. Li is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations.

Nominating Committee

On August 15, 2022, the Board established a nominating committee (the “Nominating Committee”) and adopted the nominating committee charter. Effective August 15, 2022, Mr. Chen, Mr. Ohri and Mr. Li were appointed to the Nominating Committee, with Mr. Chen serving as chair of the Nominating Committee.

The Nominating Committee is responsible for, among other things, identifying qualified board candidates and nominees, and corporate officers of the Company and other matters with respect to governance of the Company.

Compensation Committee

On August 15, 2022, the Board established a compensation committee (the “Compensation Committee”) and adopted the compensation committee charter. Effective August 15, 2022, Mr. Li and Mr. Ohri were appointed to the Compensation Committee, with Mr. Li serving as chair of the Compensation Committee.

The Compensation Committee is responsible for the approval and implementation of the executive compensation for officers and other key executives of the Company.

Code of Ethics

On August 15, 2022, the Company adopted a Code of Business Conduct and Ethics (“Code of Ethics”) for its directors, executive officers and employees that complies with the regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation, and none is due or payable. Our sole current officer and the Chairman of the Board of Directors, HangJin Chen, does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with Mr. Chen. Mr. Chen may receive a salary or other compensation for services that he provides to us in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial stock ownership as of September 26, 2022 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) named executive officers; (iii) each director of our company and our executive officers, and (iv) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)		Percent of Outstanding Shares(1)
HangJin Chen	5,000,000	(2)	35.69%
Floor 6, Building 6
LuGang WebMall Town, ChouJiang, YiWu, China

Yizhong Chen	-		35.69%
Hanguo Li	-
Manu Ohri	-
Yanfeng Wang	35,000		0.25%

(1)

For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of October 28, 2022. All percentages for common stock are calculated based upon a total of 14,009,945 shares outstanding as of October 28, 2022, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of October 28, 2022.

Yizhong Chen, Hanguo Li, Manu Ohri, and Yanfeng Wang, all of whom were appointed to the Board on August 15, 2022, are included together with HangJin Chen as a management group. Among this group, only HangJin Chen and Yangeng Wang hold common stock in the Company, at 5,000,000 (35.69%) and 35,000 (0.25%), respectively.

(2)

On November 20, 2020, the Company issued 50,000 shares of Series A Preferred Stock in settlement of advances payable to Mr. HangJin Chen of $2,000. Mr. Chen is the sole holder of all 50,000 shares of outstanding Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled to vote, in the same manner and with the same effect as the holders of Common Stock, voting together with the holders of Common Stock as a single class. As to any matter on which the holders of Series A Preferred Stock shall be entitled to vote, the holders of the outstanding Series A Preferred Stock shall have voting rights equal to an aggregate of seventy-five percent (75%) of the total shares entitled to vote by both (i) the holders of all of the then outstanding shares of Common Stock (whether or not such holders vote) and (ii) the holders of all of the then outstanding shares of voting shares of the Company.

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

On October 25, 2020, the Company signed an agreement with that Company’s major customer. The Company agreed to loan the customer the $8,957,764 (RMB60,000,000) at an annual interest rate of 7.2%. The actual loan amount shall prevail within the total amount. The loan is guaranteed by a Company’s supplier and due on October 25, 2021. The Company has recorded an allowance for uncollectible amount of $2,163,419 as of June 30, 2021. The total loan receivable, net of allowance amounted $6,417,350 and $0 as of June 30, 2021 and 2020, respectively. The management subsequently discovered that the customer is a Related Party within the definition ASC 850.

In the Affected Reports, the Company corrected the disclosure by reporting the above as Related Party transactions and balances.

Consequently, Management has identified a material weakness in understanding and knowledge of US GAAP.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

During fiscal years ended June 30, 2022 and June 30, 2021, we incurred $141,500 and $43,000, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements and tax advisory services.

Audit-Related Fees

During the last two fiscal years, no fees were billed or incurred for assurance or related services by either of our auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

There were no tax preparation fees billed for the fiscal years ended June 30, 2022 or 2021.

All Other Fees

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

Board of Directors Pre-Approval Policies

Prior to August 15, 2022, we did not have an Audit Committee. Therefore, the Board of Directors considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services. Our Board of Directors pre-approved all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

The board approved all fees described above.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

Financial Statements

The following documents are filed in Part II, Item 8 of this Report:

●	Report of Paris Kreit, Independent Registered Certified Public Accounting Firm for the fiscal year ended June 30, 2022

●	Consolidated Balance Sheets as of June 30, 2022 and 2021 (audited)

●	Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended June 30, 2022 and 2021 (audited)

●	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from July 1, 2022 to June 30, 2021 (audited)

●	Consolidated Statements of Cash Flows for the years ended June 30, 2022 and 2021(audited)

●	Notes to Consolidated Financial Statements

Exhibits

The exhibits listed below are filed as part of or incorporated by reference in this Report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	S-1	333-227526	3.1	9/26/18
3.2	Amendment to Articles of Incorporation Filed March 30, 2020	10-K	333-227526	3.2	9/28/21
3.3	Certificate of Designation for Series A Preferred Stock filed November 16, 2020	10-K	333-227526	3.3	9/28/21
3.4	Amended and Restated Bylaws of Shengda Network Technology, Inc.	8-K	333-227526	3.4	8/15/22
3.5	Audit Committee Charter	8-K	333-227526	3.1	8/15/22
3.6	Nominating Committee Charter	8-K	333-227526	3.2	8/15/22
3.7	Compensation Committee Charter	8-K	333-227526	3.3	8/15/22
3.8	Code of Ethics	8-K	333-227526	14.1	8/15/22
21.1	List of Subsidiaries					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16.	FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shengda Network Technology, Inc.
(Registrant)

By	/s/ HangJin Chen
HangJin Chen

Chief Executive Officer, President, and Chief Financial Officer

Date:	October 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ HangJin Chen
HangJin Chen
Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer

Date:	October 28, 2022

By	/s/ Yizhong Chen
Yizhong Chen
Director

Date:	October 28, 2022

By	/s/ Hanguo Li
Hanguo Li
Director

Date:	October 28, 2022

By	/s/ Manu Ohri
Manu Ohri
Director

Date:	October 28, 2022

By	/s/ Yanfeng Wang
Yanfeng Wang
Director

