Form 10-K/A
period 2022-06-30
Shengda Network Technology, Inc.
filed 2022-11-04
CIK 1753931

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

EXPLANATORY NOTE

Shengda Network Technology, Inc., a Nevada corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2022, solely to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K formatted ineXtensible Business Reporting Language (“XBRL files”), which were not included with the Form 10-K. No other changes have been made to the Form 10-K.

This Amendment speaks as of the original filing date of the Form 10-K. Except as it relates to the provision of such information, this Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. and Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment consists solely of the cover page, this explanatory note, the signature page and the certifications and XBRL files required to be filed as exhibits hereto.

2

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

JUNE 30, 2022 AND 2021

3

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

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shengda Network Technology, Inc.
(Registrant)

By	/s/ HangJin Chen
HangJin Chen

Chief Executive Officer, President, and Chief Financial Officer

Date:	November 4, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ HangJin Chen
HangJin Chen
Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer

Date:	November 4, 2022

By	/s/ Yizhong Chen
Yizhong Chen
Director

Date:	November 4, 2022

By	/s/ Hanguo Li
Hanguo Li
Director

Date:	November 4, 2022

By	/s/ Manu Ohri
Manu Ohri
Director

Date:	November 4, 2022

By	/s/ Yanfeng Wang
Yanfeng Wang
Director

5