Form 10-Q/A
period 2020-09-30
Shengda Network Technology, Inc.
filed 2022-11-21
CIK 1753931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer. ☐		Accelerated filer. ☐
Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

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

2

Shengda Network Technologies Inc. and Subsidiaries

INDEX

PART I - FINANCIAL INFORMATION

Item1. Financial Statements (Unaudited)

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	June 30, 2020
	(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$9,310,248	$4,271,326
Accounts receivable	14,728	-
Account receivable - related party	1,424,766	-
Advance to suppliers	2,210,642	-
Other receivable	4,663	-
Prepaid expense	1,501	4,129
Total Current Assets	12,966,548	4,275,455

Property And Equipment, Net	75,974	-

Total Assets	$13,042,522	$4,275,455

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,146,174	$47,085
Related party loans	19,974	19,974
Payroll payable	3,492	3,356
Tax payable	37,149	2,526
Advances and deposits	10,202,725	3,972,500
Advances and deposits - Related party	304,000	302,000
Other payable	81,316	23,061
Other payable - Related party	-	1,330
Total Liabilities	11,794,830	4,371,832

Stockholders’ Equity (deficit)
Preferred Stock, $0.001 par value, 20,000,000 shares authorized;	-	-
Common Stock, $0.001 par value, 1,000,000,000 shares authorized; 6,960,000 and 6,960,000 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	6,960	6,960
Additional paid-in capital	16,310	16,310
Retained earnings (Accumulated loss)	879,678	(80,130)
Accumulated other comprehensive income (loss)	344,744	(39,516)
Total stockholders’ equity (deficit)	1,247,692	(96,376)
Total Liabilities and Stockholders’ Equity	$13,042,522	$4,275,455

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the three months ended September 30,
	2020 (Restated)	2019
Revenue	$1,527,374	$-
Revenue – related party	3,616,204	-
Total Revenue	5,143,578	-
Cost of Revenue	4,156,281	-
Gross Profit	987,297	-

Expenses
Professional expenses	15,300	4,300
General and administrative expenses	27,147	104
Total expenses	42,447	4,404

Income (loss) from operations	944,849	(4,404)

Other income (expense)
Interest income	15,352	-
Bank charges	(393)	-
Other income, net	14,959	-

Income (loss) before income taxes	959,808	(4,404)

Income Tax Expense	-	-

Net income (loss) after tax	$959,808	$(4,404)

Other comprehensive income
Foreign currency translation gain	384,260	-

Total Comprehensive Income (loss)	$1,344,069	$(4,404)

Basic and diluted net income (loss) per common share	$0.14	$(0.00)

Weighted-average number of common shared outstanding	6,960,000	6,960,000

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance June 30, 2020	6,960,000	$6,960	$16,310	$(80,130)	$(39,516)	$(96,376)

Net income	-	-	-	959,808	-	959,808
Foreign currency translation adjustment	-	-	-	-	384,260	384,260

Balance September 30, 2020	6,960,000	$6,960	$16,310	$879,678	$344,744	$1,247,692

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance June 30, 2019	6,960,000	$6,960	$17,640	$(23,127)	$-	$1,473

Net loss	-	-	-	(4,404)	-	(4,404)

Balance September 30, 2019	6,960,000	$6,960	$17,640	$(27,531)	$-	$(2,931)

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30,
	2020(Restated)	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$959,808	$(4,404)
Changes in Operating Assets and Liabilities:
Account receivable	(14,460)	-
Account receivable - related party	(1,398,868)	-
Advance to suppliers	(2,170,459)	-
Other receivable	(4,663)	-
Prepaid expenses	2,692	-
Accounts payable	1,078,745	(755)
Payroll payable	-	-
Tax payable	33,893	-
Other payable	58,241	-
Other payable - Related party	(1,330)	-
Net cash used in operating activities	(1,456,401)	(5,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment	(74,593)	-
Net cash used in investing activities	(74,593)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance Proceeds for sales of common stock to related party	2,000	-
Advance Proceeds for sales of common stock	6,230,225	-
Net cash provided by financing activities	6,232,225	-

Effect of exchange rate fluctuation on cash and cash equivalents	337,691	-

Net increase (decrease) in cash	5,038,923	(5,159)

Cash, beginning of period	4,271,326	17,202

Cash, end of period	$9,310,248	$12,043

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

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

Note 2 - Restatement for Correction of an Error

During the three months end September 30, 2020, the Company had sales amounting to $3,616,204 with a customer that accounted for 70% of the total revenue for the three months ended September 30, 2020. For the year ended June 30, 2020, the Company had sales with that customer amounting $253,803 that accounted for 100% of the total revenue for the year ended June 30, 2020. The Company also had an accounts receivable balance in the amount of $1,424,766 as of September 30, 2020, with that customer. The management subsequently discovered that the customer is a related party within the definition ASC 850.

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

As a result of the restatement as of September 30, 2020 and June 30, 2020, there is no change in the total balances of assets, liabilities, net loss or loss per share.

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

Note 5 - Accounts Payable

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

Note 7 – Advances and Deposits

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

Note 9 – Stockholders’ Equity

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

On June 16, 2020, the Company issued 300,000 shares of common stock to a related party (the Company’s CEO’s father) at $1.00 per share which was subsequently cancelled on June 30, 2020. The consideration of $300,000 is recorded as advances and deposits under current liabilities in the consolidated balance sheets. (Note 7)

On June 20, 2020, the Company issued 10,000,000 shares of common stock to HangJin Chin, the Company’s CEO at $0.0002 per share which were subsequently cancelled on June 30, 2020. The consideration of $2,000 is recorded as advances and deposits under current liabilities in the consolidated balance sheets. (Note 7)

On July 1, 2020, the Company received a deposit of $2,000 from a related party Youcheng Chen. This deposit is recorded as advances and deposits under current liabilities. (Note 7)

Sales were $3,616,204 and $0 to Zhejiang Malai Electronic Commerce Co., Ltd for the three months ended September 30, 2020 and 2019, respectively.

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

Restatement of Correction of an Error

For the three months ended September 30, 2020, the Company had sales and had an accounts receivable balance as of September 30, 2020 with a customer. In preparing the financial statements, management failed to identify and disclose the fact that the customer being a related party to the Company within the definition of ASC 850. The Company also failed to disclose this fact to the auditors of the Company.

Management has identified a material weakness in understanding and knowledge of US GAAP.

This Amendment No. 1 (“Amendment No. 1”) on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Shengda Network Technology, Inc. for the three months ended September 30, 2020, as filed with the Securities and Exchange Commission (“SEC”) on January 11, 2021 (the “Original Filing”). Management concluded that the Original Filing, should be restated due to the missing disclosure of the related party transactions.

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
	(Restated)
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No report required.

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley act of 2002

31.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

6

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Beijing, China on November 21, 2022.

SHENGDA NETWORK TECHNOLOGY, INC.

By:	/s/ HangJin Chin
Name:	HangJin Chin
Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ HangJin Chin
HangJin Chin
	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	November 21, 2022

7