Form 10-Q/A
period 2021-09-30
Shengda Network Technology, Inc.
filed 2022-11-21
CIK 1753931

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

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

2

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	June 30, 2021
ASSETS	(Restated)	(Restated)

Current Assets
Cash	$43,028	$143,933
Accounts receivable, net	1,440,684	961,613
Accounts receivable - related party, net	1,234,863	1,640,779
Loan receivable - related party, net	6,430,497	6,417,350
Total Current Assets	9,149,072	9,163,675

Right of use asset - operating	1,937	2,813
Property and equipment, net	64,845	68,508

Total Assets	$9,215,854	$9,234,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$566,349	$526,722
Related party loans	-	19,974
Accrued expenses and other payables	87,273	98,354
Advances and deposits	-	30,976
Operating lease liabilities	-	4,746
Total Current Liabilities	653,623	680,772

Total Liabilities	653,623	680,772

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par value, 20,000,000 shares authorized; 50,000 shares and 50,000 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	50	50
Common Stock, $0.001 par value, 1,000,000,000 shares authorized; 14,009,945 shares and 14,009,945 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	14,010	14,010
Additional paid-in capital	10,535,909	10,515,935
Retained earnings (Accumulated loss)	(2,825,850)	(2,796,477)
Accumulated other comprehensive income (loss)	838,112	820,706
Total Stockholders’ Equity	8,562,231	8,554,224
Total Liabilities and Stockholders’ Equity	$9,215,854	$9,234,996

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the three months ended September 30,
	2021	2020 (Restated)

Revenue	$743,677	$1,527,374
Revenue – related party	-	3,616,204
Total Revenue	743,677	5,143,578

Cost of Revenue	702,858	4,156,281

Gross Profit	40,819	987,297

Operating Expenses
Professional expenses	35,685	15,300
General and administrative expenses	31,640	27,147
Total Operating Expenses	67,325	42,447

Income (Loss) from Operations	(26,506)	944,849

Other Income (Expense)
Interest expense	(60)	-
Interest income	85	15,352
Bank charges	(118)	(393)
Total Other Income (Expense)	(93)	14,959

(Loss) Income before Income Taxes	(26,599)	959,808

Income Tax Expense	(2,774)	-

Net Income (Loss) after Tax	$(29,373)	$959,808

Other comprehensive income
Foreign currency translation gain	17,406	384,260

Total Comprehensive Income (Loss)	$(11,967)	$1,344,069

Basic and Diluted Net Income (Loss) per Common Share	$(0.00)	$0.14

Weighted-average Number of Common Shares Outstanding	14,009,945	6,960,000

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional	Retained	Accumulated Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Equity
Three Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	(Deficit)

Balance - June 30, 2021	50,000	$50	14,009,945	$14,010	$10,515,935	$(2,796,477)	$820,706	$8,554,224
Forgiveness of debt	-	-	-	-	19,974	-	-	19,974
Net loss	-	-	-	-	-	(29,373)	-	(29,373)
Foreign currency translation adjustment	-	-	-	-	-	-	17,406	17,406
Balance - September 30, 2021	50,000	$50	14,009,945	$14,010	$10,535,909	$(2,825,850)	$838,112	$8,562,231

					Additional	Retained	Accumulated Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Equity
Three Months Ended September 30, 2020	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	(Deficit)

Balance - June 30, 2020	-	$-	6,960,000	$6,960	$16,310	$(80,130)	$(39,516)	$(96,376)
Net income	-	-	-	-	-	959,808	-	959,808
Foreign currency translation adjustment	-	-	-	-	-	-	384,260	384,260
Balance - September 30, 2020	-	$-	6,960,000	$6,960	$16,310	$879,678	$344,744	$1,247,692

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30,
	2021 (Restated)	2020 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(29,373)	$959,808
Adjustments to Reconcile Net Cash Used in Operating Activities
Depreciation and amortization	4,692	-
Forgiveness of debt	(19,974)	-
Changes in Operating Assets and Liabilities:
(Increase) in accounts receivable	(840,354)	(14,460)
Decrease (Increase) in accounts receivable	772,809	(1,398,868)
(Increase) in advance to suppliers	-	(2,170,459)
(Increase) in other receivable	-	(4,663)
Decrease in prepaid expenses	-	2,692
Increase in accounts payable	38,422	1,078,745
(Decrease) increase in accrued expenses and other payables	(11,070)	92,134
(Decrease) in advances and deposits	(30,912)	-
(Decrease) in other payable - related party	-	(1,330)
Net Cash Used in Operating Activities	(115,760)	(1,456,401)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment	-	(74,593)
Net Cash Used in Investing Activities	-	(74,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock to related party	-	2,000
Proceeds from sale of common stock	-	6,230,225
Net Cash Provided by Financing Activities	-	6,232,225

Effect of Exchange Rate Fluctuation on Cash	14,855	337,691

Net (Decrease) Increase in Cash	(100,905)	5,038,923

Cash - Beginning of Period	143,933	4,271,326

Cash - End of Period	$43,028	$9,310,248

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax	$10,544	$-
Interest	$60	$-

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

Note 2 - Restatement for Correction of an Error

The Company had a net accounts receivable balance in the amount of $1,234,863 and $1,640,779 as of September 30, 2021 and June 30, 2021, respectively, with that customer. The management subsequently discovered that the customer is a related party within the definition ASC 850.

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

In the Affected Reports, the Company corrected the disclosure by reporting the above as related party transactions and balances.

Consequently, Management has identified a material weakness in understanding and knowledge of US GAAP.

Comparison of restated financial statements to financial statements as previously reported:

Unaudited Condensed Consolidated Balance Sheets	As of September 30, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Current Assets:
Account receivable, net	$2,675,547	$(1,234,863)	$1,440,684
Account receivable - related party, net	-	1,234,863	1,234,863
Loan receivable, net	6,430,497	(6,430,497)	-
Loan receivable - related party, net	-	6,430,497	6,430,497
Total Current Assets	9,149,072	-	9,149,072

Unaudited Condensed Consolidated Statements of Cash Flows	Three Months ended September 30, 2021
	As Previously Reported	Restatement Adjustment	As Restated

(Increase) in accounts receivable	$(67,545)	$(772,809)	$(840,354)
Decrease in accounts receivable - related party	-	772,809	772,809
Net Cash Used in Operating Activities	(115,760)	-	(115,760)
Net Cash Used in Investing Activities	-	-	-
Net Cash Provided by Financing Activities	-	-	-

Consolidated Balance Sheets	As of June 30, 2021
	As Previously Reported	Restatement Adjustment	As Restated

Current Assets:
Account receivable, net	$2,602,392	$(1,640,779)	$961,613
Account receivable - related party, net	-	1,640,779	1,640,779
Loan receivable, net	6,417,350	(6,417,350)	-
Loan receivable - related party, net	-	6,417,350	6,417,350
Total Current Assets	9,163,675	-	9,163,675

Consolidated Statement of Operations	Year ended June 30, 2021
	As Previously Reported	Restatement Adjustment	As Restated

Revenue	$9,489,187	$(5,278,370)	$4,210,817
Revenue – Related Party	-	5,278,370	5,278,370
Total Revenue	9,489,187	-	9,489,187

Consolidated Statements of Cash Flows	Year ended June 30, 2021
	As Previously Reported	Restatement Adjustment	As Restated

(Increase) in account receivable	$(4,177,743)	$3,158,126	$(1,019,617)
(Increase) in account receivable - related party	-	(3,158,126)	(3,158,126)
Net Cash Used in Operating Activities	(2,562,524)	-	(2,562,524)
Loan receivable	8,365,926	(8,365,926)	-
Loan receivable - related party	-	8,365,926	8,365,926
Net Cash Used in Investing Activities	(8,443,822)	-	(8,443,822)
Net Cash Provided by Financing Activities	6,232,225	-	6,232,225

Unaudited Condensed Consolidated Balance Sheets	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Current Assets:
Account receivable	$1,439,494	$(1,424,766)	$14,728
Account receivable - related party	-	1,424,766	1,424,766
Total Current Assets	12,966,548	-	12,966,548

Unaudited Condensed Consolidated Statement of Operations	Three Months ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Revenue	$5,143,578	$(3,616,204)	$1,527,374
Revenue – Related Party	-	3,616,204	3,616,204
Total Revenue	5,143,578	-	5,143,578

Unaudited Condensed Consolidated Statements of Cash Flows	Three Months ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Account receivable	$(1,413,328)	$1,398,868	$(14,460)
Account receivable - related party	-	(1,398,868)	(1,398,868)
Net Cash Used in Operating Activities	(1,456,401)	-	(1,456,401)
Net Cash Used in Investing Activities	(74,593)	-	(74,593)
Net Cash Provided by Financing Activities	6,232,225	-	6,232,225

As a result of the restatement as of September 30, 2021 and June 30, 2021, there is no change in the total balances of assets, liabilities, net loss or loss per share

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies

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

Note 9 – Stockholders’ Equity

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

Sales were $0 and $3,616,204 to Zhejiang Malai Electronic Commerce Co., Ltd for the three months ended September 30, 2021 and 2020, respectively.

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

The Company and its major customer are currently mutually negotiating to extend the payment terms of its loan to the end of year 2021 (Note 4).

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

Restatement of Correction of an Error

As of September 30, 2021, the Company had  accounts receivable and loan balances with a customer. In preparing the financial statements, management failed to identify and disclose the fact that the customer being a related party to the Company within the definition of ASC 850. The Company also failed to disclose this fact to the auditors of the Company.

Management has identified a material weakness in understanding and knowledge of US GAAP.

This Amendment No. 1 (“Amendment No. 1”) on Form 10Q/A-amends the Quarterly Report on Form 10-Q of Shengda Network Technology, Inc. for the three months ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 16, 2021 (the “Original Filing”). Management concluded that the Original Filing, should be restated due to the missing disclosure of the related party transactions.

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
		(Restated)
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No report required.

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

(a) Exhibits.

Exhibit	Item
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

*	Filed with this Report
**	Furnished with this Report

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

Signature	Title	Date

/s/ HangJin Chen
HangJin Chen	President, Secretary and Director (Principal Executive, Financial and Accounting Officer)	November 21, 2022

