Form 10-Q
period 2022-09-30
Shengda Network Technology, Inc.
filed 2022-11-21
CIK 1753931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

(778) 888-2886

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

Large, accelerated filer. ☐ Non-accelerated filer ☐	Accelerated filer. ☐ Smaller reporting company ☒
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of November 15, 2022
Common Stock: $0.001	14,009,945

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

2

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022
ASSETS	(Unaudited)

Current Assets
Cash	$608,550	$405,786
Account receivable, net	2,715,697	2,191,278
Account receivable - related parties, net	263,079	279,395
Inventories	559,245	98,831
Advances to suppliers - current	2,458,417	3,725,143
Other receivable	61,018	-
Other receivable from related party	196,809	209,014
Total Current Assets	6,862,815	6,909,447

Advance to supplier - non-current	5,576,252	5,922,077
Right of use asset - operating	2,109	3,359
Equipment, net	44,959	51,405

Total Assets	$12,486,135	$12,886,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$99,185	$137,418
Accrued expenses and other payables	236,809	303,553
Advance from customers	48,748	-
Advance from customers - related party	-	20,371
Total Current Liabilities	384,742	461,342

Total Liabilities	384,742	461,342

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par value, 20,000,000 shares authorized; 50,000 shares issued and outstanding	50	50
Common Stock, $0.001 par value, 1,000,000,000 shares authorized; 14,009,945 shares issued and outstanding	14,010	14,010
Additional paid-in capital	10,535,909	10,535,909
Retained earnings	1,941,278	1,527,422
Accumulated other comprehensive income (loss)	(396,003)	346,846
Total Shengda Stockholders’ Equity	12,095,244	12,424,237
Non-controlling interests	6,149	709
Total Stockholders’ Equity	12,101,393	12,424,946
Total Liabilities and Stockholders’ Equity	$12,486,135	$12,886,288

  The accompanying notes are an integral part of these condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended September 30,
	2022	2021

Revenue - Products Sales	$2,605,046	$743,677
Revenue - Service	297,968	-
Total Revenue	2,903,014	743,677

Cost of Revenue	2,378,556	702,858
Gross Profit	524,458	40,819

Operating Expenses
Professional fees	43,918	35,685
General and administrative	37,939	31,640
Total Operating Expenses	81,857	67,325

Income (Loss) from Operations	442,601	(26,506)

Other Income (Expense)	(300)	(93)

Income (Loss) before Income Taxes	442,301	(26,599)

Income Tax Expense	23,466	2,774

Net Income (loss) after Tax	418,835	(29,373)

Less: Net Income (Loss) after Tax attributable to non-controlling interests	4,979	-
Net Income (Loss) after Tax attributable to Shengda Network Technology, Inc	413,856	(29,373)

Other Comprehensive Income
Foreign currency translation gain (loss)	(742,388)	17,406
Comprehensive Loss	(323,553)	(11,967)
Less: Comprehensive Income after Tax attributable to non-controlling interests	461	-
Total Comprehensive Loss attributable to Shengda Network Technology, Inc	$(324,014)	$(11,967)

Basic and Diluted Net Income (Loss) per Common Share	$0.03	$(0.00)

Weighted-average Number of Common Shares Outstanding	14,009,945	14,009,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2022 and 2021

Three Months Ended	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Shengda Stockholders’	Non-controlling	Total Stockholders’
September 30, 2022	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Equity	Interests	Equity

Balance - June 30, 2022	50,000	$50	14,009,945	$14,010	$10,535,909	$1,527,422	$346,846	$12,424,237	$709	$12,424,946
Net income	-	-	-	-	-	413,856	-	413,856	4,979	418,835
Foreign currency translation adjustment	-	-	-	-	-	-	(742,849)	(742,849)	461	(742,388)

Balance - September 30, 2022	50,000	$50	14,009,945	$14,010	$10,535,909	$1,941,278	$(396,003)	$12,095,244	$6,149	$12,101,393

Three Months Ended	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Shengda Stockholders’ Equity	Non-controlling	Total Stockholders’ Equity
September 30, 2021	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	(Deficit)	Interest	(Deficit)

Balance - June 30, 2021	50,000	$50	14,009,945	$14,010	$10,515,935	$(2,796,477)	$820,706	$8,554,174	$-	$8,554,174
Forgiveness of debt	-	-	-	-	19,974	-	-	19,974	-	19,974
Net income	-	-	-	-	-	(29,373)	-	(29,373)	-	(29,373)
Foreign currency translation adjustment	-	-	-	-	-	-	17,406	17,406	-	17,406

Balance - September 30, 2021	50,000	$50	14,009,945	$14,010	$10,535,909	$(2,825,850)	$838,112	$8,562,181	$-	$8,562,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$418,835	$(29,373)
Adjustments to Reconcile Net Cash (Used in) Provided by Operating Activities
Depreciation and amortization	4,670	4,692
Forgiveness of debt	-	(19,974)
Changes in Operating Assets and Liabilities:
Account receivable	(677,278)	(840,354)
Account receivable - related parties	-	772,809
Inventories	(483,977)	-
Advance to suppliers - current	1,089,233	-
Other receivable	(61,018)	-
Accounts payable	(38,040)	38,422
Accrued expenses and other payables	(55,818)	(11,070)
Advance from customers	50,609	-
Advance from customers - related party	(19,914)	-
Advances and deposits	-	(30,912)
Net Cash Provided by (Used in) Operating Activities	227,302	(115,760)

Effect of Exchange Rate Fluctuation on Cash	(24,538)	14,855

Net Increase (Decrease) in Cash	202,764	(100,905)

Cash - Beginning of Period	405,786	143,933

Cash - End of Period	$608,550	$43,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax	$14,901	$10,544
Interest	$-	$60

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHENGDA NETWORK TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

Note 1 – Organization and Operations, and Going Concern

In these notes, the terms “us”, “we”, “it”, “its”, “Shengda”, the “Company” or “our” refer to Shengda Network Technology, Inc. and its subsidiaries. Shengda was incorporated under the laws of the State of Nevada on March 14, 2018 under the name Soltrest, Inc. and changed its name to Shengda Network Technology Inc on October 16, 2020.

The Company’s principal business is to provide a portal for the sale of products offered by reliable manufacturers and merchants at competitive prices. Products run the gamut from electronics to daily consumables, food and clothing.

On April 20, 2020, the Company purchased 10,000 shares of common stock of Peaker International Trade Group Limited (“Peaker”) for $1,330. These shares comprised 100% of the then issued and outstanding shares of common stock of Peaker. Peaker was formed in 2018 in Hong Kong. On May 15, 2020, Peaker formed a Company in China called Zhejiang Jingmai Electronic Commerce Ltd., of which Peaker is the sole shareholder.

On August 28, 2020, Zhejiang Jingmai Electronic Commerce Ltd set up a 99% owned subsidiary Zhejiang Xiaojing e-commerce Co., Ltd. On April 22, 2022, Zhejiang Jingmai Electronic Commerce Ltd received 99% ownership of Yiwu Tianqi Enterprise Management Co., Ltd which was incorporated on November 23, 2020 for no consideration. On April 22, 2022, Zhejiang Jingmai Electronic Commerce Ltd received 99% ownership of Zhejiang Jingmai e-commerce Co., Ltd which was incorporated on November 25, 2020 for no consideration. On April 22, 2022, Zhejiang Jingmai Electronic Commerce Ltd received 99% ownership of Zhejiang Jingtao Supply Chain Co., Ltd which was incorporated on November 24, 2020 for no consideration. On August 25, 2022, Zhejiang Jingmai Electronic Commerce Ltd received 99% ownership of Zhejiang Mengxiang Enterprise Management Co., Ltd which was incorporated on August 4, 2021 for no consideration. These companies plan to develop business in the following fields: wholesale and retail of wide range various products, management, marketing, consulting, import and export, network integration and IT service, and more fields.

On August 15, 2022, the Company’s Board was increased to five members. Mr. Yizhong Chen, Mr. Hanguo Li, Mr. Manu Ohri and Mr. Yanfeng Wang were appointed as independent directors of the Board, effective the same date. In addition, effective the same date, the Board created an Audit, Nominating, and Compensation Committees and also adopted a Code of Business Conduct and Ethics. The Company also adopted amended and restated bylaws.

Risk and Uncertainty Concerning COVID-19 Pandemic

COVID-19 in January 2020 posed great impact in China. However, the COVID-19 outbreak has had limited impact on our businesses and operation. The Company mainly operates in Zhejiang Province China, that had few COVID-19 cases since January 2020. None of our staff was infected with COVID-19. Therefore, the Company did not encounter a shortage of labor. As of the date of this report, the Company’s is able to fulfill customers’ needs.

There might be outbreaks of COVID-19 in various cities in China in the future, and the Chinese government may take measures to keep COVID-19 under control. If there is not a material recovery in the COVID-19 situation, or the situation further deteriorates in China, our business, results of operations and financial condition could be materially and adversely affected. While the potential downturn brought by and the duration of the COVID-19 outbreak is difficult to assess or predict and the full impact of the virus on our operations will depend on many factors beyond our control. Our business, results of operations, financial condition and prospects could be materially adversely affected to the extent that COVID-19 persists in China or harms the Chinese and global economy in general.

Since Anhui Province has been successful on its efforts containing the spread of the virus, we haven’t observed significant impacts concerning the matters relating to logistics, suppliers, and price of raw materials.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein were prepared by Shengda Network Technology Inc. and Subsidiaries, including its consolidated subsidiaries, the “Company”, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) was condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. For purposes of comparability, certain prior period amounts were reclassified to conform to the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, filed with the SEC on October 28, 2022.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Peaker International Trade Group Limited or “Peaker”, Peaker’s wholly owned subsidiary Jiangxi Zansheng Information Industry Co., Ltd, Peaker’s wholly owned subsidiary Zhejiang Jingmai Electronic Commerce Ltd or “Jingmai Electronic”, and Jingmai Electronic’s five 99% owned subsidiaries Zhejiang Xiaojing e-commerce Co., Ltd, Yiwu Tianqi Enterprise Management Co., Ltd, Zhejiang Jingtao Supply Chain Co., Ltd, Zhejiang Jingmai e-commerce Co., Ltd, Zhejiang Mengxiang Enterprise Management Co., Ltd and Zhejiang Shubei Supply Chain Co., Ltd, in China. All significant inter-company accounts and transactions were eliminated in consolidation.

Non-Controlling Interest

Non-controlling interest represents the portion of equity that is not attributable to the Company. The net income (loss) attributable to non-controlling interests is separately presented in the accompanying statements of operations and comprehensive income (loss). Losses attributable to non-controlling interests in a subsidiary may exceed the interest in the subsidiary’s equity. The related non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit of the non-controlling interest balance.

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

Cash

Cash consists of petty cash on hand and cash held in banks, which are highly liquid and are unrestricted as to withdrawal or use.

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

The Company establishes a credit and collection policy based on collection history. The collection period usually ranges from three to twelve months. The Company grants extended payment terms only when the Company believes the payment will be collectible at the end of the term. The Company grants extended payment terms to customers based on the following factors: (a) whether or not the Company views a real need, from the customer’s perspective for the extension, and (b) the Company’s relationship with the customer, and the Company’s long-term business prospects.

The Company reviews the accounts receivable on a periodic basis and based on its reviews, the Company recorded an allowance for doubtful accounts of $11,598 and $12,317 as of September 30, 2022 and June 30, 2022, respectively.

Inventories

Inventories are valued at the lower of cost or market. Inventories consist of finished goods. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of September 30, 2022 and June 30, 2022 (audited), the Company had no reserve for obsolete goods.

Equipment

Equipment is stated at cost. Straight-line depreciation is used to compute depreciation over the estimated useful lives of the assets, as follows:

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

Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded for the three months ended September 30, 2022 or 2021.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of September 30, 2022 and June 30, 2022, the Company did not have any finance lease.

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

Online Marketing and Sales, and Technology Consulting Service

The Company generates revenue through providing consulting services to customers. The consulting services provided include online marketing and sales consulting services and technology services. The Company typically satisfies its performance obligations in contracts with customers upon render of the services. Service revenue is recognized when promised services are transferred to the customer in an amount that reflects the consideration expected in exchange for those services. Revenues for services are recognized on a straight line basis over the contract.

Online Networking Sales

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash deposited with banks. Substantially all of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC”) and is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the U.S.

The Company’s bank account in the United States is protected by FDIC insurance. As of September 30, 2022 and June 30, 2022 (audited), the Company’s bank account in the United States had no balances exceeding FDIC insurance of $250,000.

The Company’s bank account in the PRC is protected by the People’s Bank of China Financial Stability Bureau (“FSD”) insurance. As of September 30, 2022 and June 30, 2022 (audited), the Company’s bank account in PRC had $390,615 and $247,930, balances exceeding FSD insurance of RMB 500,000.

Major Customers

The Company has two customers Company A and Company B that accounted for 72% and 10% of revenues for the three months ended September 30, 2022, respectively. The Company has three major customers Company C, Company D and Company E that accounted for 19%, 19% and 17% of revenues for the three months ended September 30, 2021, respectively. The two major customers for the three months ended September 30, 2022 does not include the three major customers for the three months ended September 30, 2021.

Major Vendors

The Company has four vendors Company A, Company B, Company C, and Company D that accounted for 18%, 15%, 12% and 11% of purchases for the three months ended September 30, 2022. The Company has one vendor Company A that accounted for 100% of purchases for the three months ended September 30, 2021.

Commitment and Contingencies

In April 2022, the Company agreed to purchase $25,303,999 (RMB 180 million) from a supplier over the next three years. As of September 30, 2022, the Company had advance payment of $7,011,558 (RMB 50 million) to the supplier, of which $5,576,252 (RMB 39,666,667) is recorded as advance to supplier – non-current. The advance is interest free and without collateral. The reasons for making such advance are that the Company started to provide products to clients which are in the internet live broadcasting business. The Company carries minimal inventory, and the supplier directly delivers goods to customers according to purchase orders with the supplier. The advances are refundable and there is no penalty for the Company if it does not purchase the entire RMB 180 million of inventory.

The Company had fully paid for the operating lease and expects $0 lease payment during the next 12 months.

The Company has no legal proceedings and claims.

Events or operations that are uncertain may also result in a cash outflow or inflow for the Company are known as contingencies. Contingencies are not guaranteed, and they heavily rely on the occurrence or lack thereof, of uncertain future events.

Value Added Tax (“VAT”)

The Company is subject to VAT for providing services and sales of goods, ranging from 9% to 13%.

Revenue from providing services and sales of products is generally subject to VAT at applicable tax rates, and subsequently paid to PRC tax authorities after netting input VAT on purchases. The excess of output VAT over input VAT is reflected in accrued expenses and other payables. The Company reports revenue net of PRC’s VAT for all the periods presented in the Consolidated Statements of Operations and Comprehensive Income (loss).

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

Liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in our judgment, do not meet a more-likely-than-not threshold based on the technical merits of the positions. Additionally, liabilities may be established for uncertain tax positions when, in our judgment, the more-likely-than-not threshold is met, but the position does not rise to the level of certain based upon the technical merits of the position. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the three months ended September 30, 2022 and 2021, respectively, and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from September 30, 2022.

The effective income tax rate (benefit) was 5.3% and (10.4)% for the three months ended September 30, 2022 and 2021, respectively. A reconciliation of the income tax (benefit) computed at federal statutory income tax rate and the effective income tax rate as a percentage of income (loss) before income taxes for the three months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,
	2022	2021
Net income (loss) before income tax	$442,301	$(26,599)
Computed tax expense (benefit) at statutory rate	92,883	(5,586)
Taxes in foreign jurisdictions with rates different than US	19,451	363
Effect of lower income tax rate of PRC entities	(98,104)	503
Valuation allowance of US parent company	9,236	7,494
Income tax expense	$23,466	$2,774

Two of the Company’s subsidiairies in China is subject to preferrential income tax rate as being a small e-commerce company in China. The preferrential income tax rate is lower than the statutory income tax of 25%.

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

The value of RMB against US$ fluctuates. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting. The following table outlines the currency exchange rates used in creating the CFS in this report:

	September 30, 2022	June 30, 2022
(audited)
Period-end spot rate	US $1=RMB 7.1135	US $1=RMB 6.6981

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021

Average rate	US $1=RMB 6.8520	US $1=RMB 6.4699

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

Note 3 - Advance to Suppliers

On February 2, 2022, the Company entered into a purchase agreement with an unrelated party, which is the Company’s major supplier. The Company agreed to purchase $25,303,999 (RMB 180 million) from this supplier over the next three years. As of September 30, 2022, the Company made advance of $7,011,558 (RMB 50 million) to this supplier, of which $5,576,252 (RMB 39,666,667) is recorded as advance to suppliers – non-current. The payment is interest free and without collateral. The reasons for making such advance are that the Company started to provide products to clients which are in the internet live broadcasting business. The Company has no inventory, and the supplier directly delivers the goods to customers according to the order. The advances are refundable and there is no penalty for the Company if it does not purchase the entire RMB 180 million of inventory.

With advances to all suppliers, advance to suppliers – current was $2,458,417 and $3,725,143 as of September 30, 2022 and June 30, 2022, respectively; and advance to supplier – non-current was $5,576,252 and $5,922,077 as of September 30, 2022 and June 30, 2022, respectively. Advance to suppliers – second supplier was $1,020,140 and $1,427,420 as of September 30, 2022 and June 30, 2022, respectively.

Note 4 – Account Receivable, net and Account Receivable – Related Parties, net

As of September 30, 2022 and June 30, 2022, accounts receivable and accounts receivable from related parties consisted of the following:

	As of September 30, 2022	As of June 30, 2022
Accounts receivable and accounts receivable – related parties	$2,990,374	$2,482,990
Less: Allowance for doubtful accounts	(11,598)	(12,317)
Accounts receivable, net and accounts receivable – related parties, net	$2,978,776	$2,470,673

Note 5 – Other Receivable and Other Receivable from Related Party

Other receivable was $61,018 and $0 as of September 30, 2022 and June 30, 2022, respectively. Other receivable is money advanced to the Company’s financial advisor; the advance is used to pay the Company’s expenses related to professional service.

Other receivable from related party was $196,809 and $209,014 as of September 30, 2022 and June 30, 2022, respectively; resulting from payments made by the Company on behalf of Shengda Network Technology Co., Ltd., which is an entity 100% owned by the Company’s CEO.

Note 6 – Transfer of Business Ownership

On August 25, 2022, Zhejiang Jingmai Electronic Commerce Ltd received transfer of 99% ownership of Zhejiang Mengxiang Enterprise Management Co., Ltd which was incorporated on August 4, 2021 for no consideration.

This transferred entities had no operation or accounting record since its inception until the Company received the 99% ownership. This entity is used to develop business in business management, marketing, consulting, network integration and IT service, and more fields.

Note 7 – Equipment

Equipment consists of the following:

	As of	As of
	September 30, 2022	June 30, 2022
Vehicle	$72,514	$77,012
Less: Accumulated depreciation	(27,555)	(25,607)
Equipment, net	$44,959	$51,405

For the three months ended September 30, 2022 and 2021, depreciation expense including amortization of right of use assets was to $4,670 and $4,692, respectively.

Note 8 – Right-Of-Use Assets And Operating Lease Liabilities

On January 5, 2021, Jingmai Electronic leased an office in Zhejiang, China from January 5, 2021 to April 5, 2022. There was rent-free period from January 5, 2021 to April 5, 2021. The monthly rent is $366.

On March 20, 2022, Zhejiang Jingmai Electronic Commerce Ltd. leased an office in Zhejiang, China. The lease is from April 1, 2022 to March 30, 2023. The monthly rent is $351. As of September 30, 2022, the Company had paid rent up until March 30, 2023. As of September 30, 2022 and June 30, 2022, operating lease right-of-use assets was $2,109 and $3,359, respectively.

The operating lease is listed as a separate line item on the Company’s consolidated financial statements. The operating lease represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as a separate line item on the Company’s consolidated financial statements.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For the three months ended September 30, 2022 and 2021, the Company recorded $1,095 and $964 in total lease operating costs, respectively.

Information related to the Company’s operating right of use assets and related lease liabilities are as follows:

	Three Months ended September 30, 2022	Three Months ended September 30, 2021
Cash paid for operating lease liabilities	$-	$4,822
Weighted-average remaining lease term	0.50	0.75
Weighted-average discount rate	5%	5%
Minimum future lease payments	$-	$-

Note 9 – Accrued Expenses and Other Payables

Accrued expense and other payables consists of the following:

	As of	As of
	September 30, 2022	June 30, 2022
Payroll payable	$7,612	$8,085
Tax payable	148,116	198,992
Other payable	81,081	96,476
Total accrued expense and other payables	$236,809	$303,553

The accrued expenses and other payable are mainly payroll payable, taxes payable and money borrowed from unrelated parties for operating purpose. These payables are without collateral, interest free, and due on demand.

Note 10 – Stockholders’ Equity

Common Stock

On July 1, 2021, the former President and Director of the Company forgave a working capital advance of $19,974 given to the Company on March 20, 2020. The forgiveness of loan was credited to additional paid in capital as of September 30, 2021.

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

Other receivable from Shengda Network Technology Co., Ltd. was $196,809 and $209,014 as of September 30, 2022 and June 30, 2022 (audited), respectively. The receivable was without collateral, interest free, and due on demand; the Company made vendor payments on behalf of Shengda Network Technology Co., Ltd.

Advances from Chengdu Tiantian Aixiu Culture Media Co., Ltd was $0 and $20,371 as of September 30, 2022 and June 30, 2022 (audited), respectively.

Sales were $0 and $0 to Chengdu Tiantian Aixiu Culture Media Co., Ltd for the three months ended September 30, 2022 and 2021, respectively. Due from Chengdu Tiantian Aixiu Culture Media Co., Ltd was $263,073 and $279,389 as of September 30, 2022 and June 30, 2022 (audited), respectively.

Sales were $0 and $0 to Zhejiang Malai Electronic Commerce Co., Ltd for the three months ended September 30, 2022 and 2021, respectively. Due from Zhejiang Malai Electronic Commerce Co., Ltd was $6 and $6 as of September 30, 2022 and June 30, 2022 (audited), respectively.

Note 12 – Segment Information

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of different products. Based on management’s assessment, the Company has determined that it has two operating segments: products sales and service.

The following tables present summary information by segment for the three months ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended September 30,
	2022	2021

Revenue - Products Sales	$2,605,046	$743,677
Revenue - Service	297,968	-
Total Revenue	$2,903,014	$743,677

	For the Three Months Ended September 30, 2022
	Products Sales	Service	Total
Revenue	$2,605,046	$297,968	$2,903,014
Cost of revenue	2,364,008	14,548	2,378,556
Gross profit	$241,038	$283,420	$524,458
Depreciation and amortization	$4,670	$-	$4,670

	As of September 30, 2022	As of June 30, 2022
Total assets:		(audited)
Products Sales	$12,158,074	$12,839,205
Service	328,061	47,083
Total Assets	$12,486,135	$12,886,288

Note 13 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2022 to the date these consolidated financial statements were issued and has determined there were no significant subsequent events or transactions that would require recognition or disclosure in the consolidated financial statements.

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

Overview of the Business

The Company was incorporated on March 14, 2018, under the laws of the State of Nevada. The Company’s principal business is the development of internet and personal computer security software products. The Company is engaged in E-Commerce business.

Results of Operations

Three Months Ended September 30, 2022, Compared to the Three Months Ended September 30, 2021

The following table summarizes the results of our operations for the three months ended September 30, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	Three months ended 9/30/22	Three months ended 9/30/21	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$2,903,014	$743,677	$2,159,337	290%
Operating expenses	81,857	67,325	14,532	22%
Net (loss) income	418,835	(29,373)	448,208	1,526%
Income (Loss) per share of common stock	0.03	(0.00)	0.03	1,526%

During the three months ended September 30, 2022, we had revenues of $2,903,014, compared to revenues of $743,677 for the three months ended September 30, 2021, an increase of $2,159,337, or 290.4%, due to the increase in sales volume and increased service income.

Operating expenses totaled $81,857 for the three months ended September 30, 2022, compared to $67,325 for the three months ended September 30, 2021, an increase of $14,532, or 21.6%. This increase was attributable to the increase of audit-related expenses.

We recorded net income of $418,835 for the three months ended September 30, 2022, as compared to a net loss of $29,373 for the three months ended September 30, 2021. The increase in income resulted primarily due to the increase in revenue.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $608,550, total assets of $12,486,135, working capital of $6,478,073 and total stockholders’ equity of $12,101,393. Net cash provided by operating activities was $227,302 for the three months ended September 30, 2022. As of June 30 30, 2022, we had cash of $405,786, total assets of $12,886,288, working capital of $6,448,105 and stockholders’ equity of $12,424,946. Our net cash used in operating activities was $115,760 for the three months ended September 30, 2021. We recorded $2,903,014 in revenues for the three months ended September 30, 2022, while we reported $ $743,677 in revenues for the three months ended September 30, 2021.

Management believes that the Company’s cash on hand may not be sufficient to fund all Company obligations and commitments for the next twelve months; however, our income from operations will be sufficient to run the Company for the next twelve months from the date these consolidated financial statements were issued. Historically, we have depended on loans from our principal shareholders and their affiliated companies to augment our working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

Our current available cash will be sufficient to satisfy our liquidity requirements with our income from operations. Our capital requirements for the next twelve months will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts, and being a public company. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities and limit our operations which could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2022 was $227,302, primarily as a result of net income increase of $418,835, including depreciation and amortization expenses of $4,670, an increase in advance from customers of $50,609 and a decrease in advance to suppliers - current of $1,089,233 offset by increase in accounts receivable of $677,278, increase in inventories of $483,977 and increase in other receivable of $61,018.

Net cash used in operating activities for the three months ended September 30, 2021 was $115,760 primarily as a result of net loss of $29,373, depreciation and amortization expense of $4,692, forgiveness of debt by an officer and director of $19,974, and due to net increase in operating assets of $71,105 due to increase in accounts receivable of $840,354, decrease in accounts receivable - related parties of $772,809, increase in accounts payable of $38,422, decrease in advances and deposits of $30,912, and decrease in accrued expenses and other payable of $11,070.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No report required.

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

(a) Exhibits.

Exhibit	Item
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

*	Filed with this Report
**	Furnished with this Report

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

